Form 10KSB
period 1999-12-31
LEARNERS WORLD INC
filed 2000-04-14
CIK 1047733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 (No fee required) for the transition period from        to


     Commission file number: 000-28513
                             ---------

                              Learner's World, Inc.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

                New York                              11-33313 50
               ----------                             ------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                     369 Avenue U, Brooklyn, New York 11223
                     ---------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (718) 449-3194
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class           Name of each Exchange on Which Registered
         -------------------           -----------------------------------------
   Common Stock ($0.0001 Par Value)                       None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X                   No
                                   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $ 1,303,239.

The aggregate market value of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $1,821,603, based on the average closing bid and asked prices for the Common Stock on March 27, 2000.

At March 27, 2000, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 10,270,007.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................8

Item 3.       Legal Proceedings................................................8

Item 4.       Submission of Matters to a Vote of Security-Holders............. 8


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........9

Item 6.       Management's Discussion and Analysis or Plan of Operation.......10

Item 7.       Financial Statements............................................13

Item 8.       Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure..........................14

                                    PART III

Item 9.       Directors and Executive Officer  ...............................14

Item 10.      Executive Compensation..........................................15

Item 11.      Security Ownership of Certain Beneficial
                 Owners and Management........................................16

Item 12.      Certain Relationships and Related Transactions..................17

Item 13.      Exhibits, List and Reports on Form 8-K..........................18

              Signatures .....................................................19

                                     PART I

This Report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1.       DESCRIPTION OF BUSINESS

As used herein the term "Company" refers to Learner's World, Inc., a New York Corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formed on June 28, 1996, with the intent to own and operate facilities for the care, education and recreation of children. In December 1996, the Company acquired three children's care and learning facilities from three affiliated corporations for a four year note of $775,000, bearing interest at the rate of 7% per annum. (See "Certain Relationships and Related Transactions"). The Company's facilities are at the following locations in the New York metropolitan area: (i) 369 Avenue U, Brooklyn, New York, established in May 1993; (ii) 1535 First Avenue, New York, New York, established in September 1994, the Company has since moved the location of this facility to 432 Lakeville, Lake Success, New York 11402; and (iii) 208-34 Cross Island Parkway, Bayside, New York, established in June 1994. The Company provides the following services for children and students: (1) day care and recreational services for children between the ages of two and one- half and ten, (2)
academic tutorial services for students of all ages through high school, (3) instruction in computer skills and functions for students and adults, and (4) psychological diagnostic and remedial services for children, provided through licensed consulting professionals.

A.   Family Entertainment and Child Care Centers

Services

Each center the Company operates offers the following services to families in the New York City metropolitan area:

     o Play Center: The play centers feature a distinct play zone comprised of a series of state of the art "soft" play equipment providing physical challenges and mental stimulations.

     o Mini-Play Center: The mini-play center is a special toddler area with mini-play equipment and other games and activities designed for toddlers.

     o    Birthday Center:  Each center has private rooms available seven days a
          week   (including   certain   holidays)   for   birthdays   and  other
          celebrations.

     o Snack Bar: A comfortable eating area and a convenient quick serve snack bar are located inside each center.

     o Play Center Arcade: This area of the centers provide arcade machines for children who wish to take a break from the physical exertion of the Play Center.

     o Academic Tutorial Services: Academic tutorial services for students ranging from Kindergarten to 12th grade.

     o    Child  Care:   The  Company's   facilities   provide  child  care  and
          recreational activities for two and one-half to ten year old children from 7:00 A.M. to 7:00 P.M. five days per week.


     o Computer Assisted Instruction: Computer assisted instruction for students and adults at all levels.

     o Diagnostic and Prescriptive Services: Diagnostic and prescriptive services for children having difficulties in the school environment.

The Company's sources of revenue are tuition and fees, generally charged on an hourly basis for day care, tutoring and computer instruction. Charges for diagnostic and treatment services are also currently made on an hourly basis. Although the family entertainment centers which include locations in Manhattan, Brooklyn and Queens, are financially solvent the addition of child care, tutorial and computer instruction has enhanced revenue as these programs operate mostly during the hours when the play activities are at the minimal. All of these services are easily and logically merged. They are compatible in both theme and space utilization.

Competitive Conditions

The children's day care and educational business is highly competitive. Numerous children's day care centers and educational facilities compete with the Company for customers and qualified personnel, including teachers, instructors and care-givers. There are many child care and family entertainment facilities located throughout the city of New York. Many of the Company's competitors are smaller privately owned facilities that operate only a single location and are greatly dependent on the surrounding geographic area and do not directly compete with or effect the revenues of the Company. However, some of the Company's competitors are larger corporations that operate franchises throughout the city, many of these child care corporations have significant resources and directly compete with the Company for child care revenues. New children's day care centers and educational facilities will be established in the future by competitors and may compete with the Company for customers, employees and suppliers. These competitors may have greater financial and managerial resources than the Company. The Company also competes with other types of facilities for children and students, including traditional schools, vocational schools, standard day care and babysitting services, children's recreational centers such as The Discovery Zone, and other educational and recreational opportunities for children.

Method of Competition

The Company will attempt to gain a competitive advantage over its competitors in the child care industry by diversifying the products that it offers and therefore better utilizing its resources for a greater profit potential. The addition of child care, and academic programs into currently functioning family entertainment centers has resulted in centers that are functionally and financially productive from the opening hour of 7:00 A.M. to the close of operations of 7:00 PM.

Suppliers

The Company receives supplies from a variety of distributors. The few single vendors that the Company uses for items such as teaching materials and curriculum, paper and school supplies, food, and other items necessary for a fully operational day care facility are easily replaced if needed and would not have a material effect upon the revenues of the Company should the Company need to change principal suppliers.

Dependance On One or Few Customers

The primary customers for the Company are individual family households and no single customer makes up more than a small percent of the total revenues. The Company does not expect that this will change in the future.

Government Regulation

The Company and its facilities are subject to extensive government regulation at the federal, state and local level. The Company must comply with government regulations regarding employment, wages, safety, child care, teacher certification, staff credentials, access for handicapped and disabled persons and other laws, rules, regulations and ordinances. The Company must follow the State of New York child care regulations and hold current licences for each facility in order to conduct a child care business. The Company has held licences since 1996 and is currently in good standing with the State of New York having renewed its licenses in April of 1999. These licenses are renewed automatically every two years upon application. The next renewal will occur in April of 2001. Although the Company does not foresee any change in the state or federal regulation of child care, if changes should occur the Company believes that it can adapt to such new regulations and that those changes would not have any significant effect on revenues or current operations of the Company. However, no assurance can be made that compliance or failure to comply with future regulation will not have a materially adverse effect on the business, operating results or financial condition of the Company.

Test Preparation Internet Website

The Company has several products and plans for others which have been used to create a dynamic interactive on line test preparation and vocational training website. The Company's new website became fully operational in January of 2000 and is located on the Internet at www.learnersworld.com. Through this website the Company plans to offer to the public a location on the Internet where the customers can prepare for tests such as the SAT and other educational exams including but not limited to medical, law, and business. The site will be designed to help customers prepare for vocational tests, such as civil service, post office, park ranger, police or firefighter. The Company also hopes to be able in the future to offer courses in other professions such as insurance agent, stock broker, or real estate agent. The Company intends to bring this content to the Internet and pair it with existing and emerging software to create an exciting interactive on line learning environment.

Products

The Company will supply online computer based training to be used to prepare for vocational and educational placement testing. All test preparation courses will be interactive with live chat rooms and instructor availability. Each course includes simulated test environment for time and content as well as a specific section on test taking techniques for the particular exam. By offering it's services online, the Company will attempt to address a perceived need for alternative modes of training that are both flexible and convenient. Unlike the current educational offerings now available on the Internet, which are mostly university or government based or highly technical in content, the Company intends to offer training which will assist people to obtain necessary knowledge or certification to prepare for exams and to train for new skills. The exams/training which the Company intends to offer will help the customer to obtain such benefits as gaining employment or advancing in their current careers and advancing their educational goals.

The Company plans to provide test preparation courses in the following areas:

     o        Civil Service

     o        SAT
     o        CLEP

The Company is also developing additional test preparation areas which may include:

     o        Postal Service
     o        Security Guard Training
     o        High School Diploma Program

     o        AMA Qualifying Exams For Foreign Doctors:
     o        Hospitality (hotel/motel) Management
     o Medical And Related, Such As Home Health Attendants, EKG, Nurses Aid, Etc. ESL (English as a second language)

Distribution

Distribution for the test preparation courses will be through the Company's website, www.learnersworld.com.

Target Market

The Company's target market is growing as factors including downsizing, welfare to workfare programs, the need for more skilled and better trained workers and a competitive workplace puts an emphasis on lifetime learning and successful test taking. Also, corporations are looking for cost efficient methods to train their employees around the country and the world.

Many persons are looking for ways to increase their academic credentials and improve their work environment by seeking to obtain higher education and obtain more responsible positions. Many of these activities start with the need to take an exam of some kind. This is an area in which the Company can help them to become prepared. These potential customers need to fit education into their busy lifestyles. The Company intends to combine current technology with well designed test preparation and training materials for academic, vocational, professional and health care learning as well as custom designed courses for corporate training.

According to the Company's research, the Company's target customers are showing a growing interest in the Company's proposed educational format, categorized as distance learning. The increased level of advertising by degree granting colleges and universities is making more and more people aware of the benefits and legitimacy of distance learning via the Internet. Internet World magazine gives examples of "The Internet Education" which included online degree programs offered by traditional institutions such as Penn State and Indiana University, as well as nontraditional entities such as University Online and the Global Network Academy. Businesses see profits in the estimated $670 billion the United States spends on education each year (growing about 3% a year) and the 67 million students in the United States alone.

Family PC Magazine estimates that 1 million students are taking distance learning classes via the Internet. The International Data Corporation estimates that the number of college students enrolled in online courses will reach 2.2 million by the year 2002. The Company believes the private/public sector growth of test preparation and training will be following close behind.

Corporate America is also showing a growing interest in distance education. Faced with retraining an estimated 50 million American workers, corporations are using distance learning in all aspects of training, both internally and externally. Many major corporations like Hewlett-Packard save millions of dollars each year using distance education to train employees more effectively and efficiently than traditional methods. Budgeted spending on formal training by U.S. organizations with 100 or more employers topped $60 billion in 1998 and is estimated to grow to $62.5 billion in 1999. That is a 29 percent increase since 1993,without accounting for mild inflation. As always, salaries paid to internal training staff make up the bulk of the budget. This salary total is up
2.4 percent over the previous year and is now in excess of $43 billion. The fastest growing segment, however, is outside expenditures and the $15 billion spent on the commercial training market is a significant increase from 1998 (Training Industry Magazine 1999). If we add to this the estimated amount spent by companies with under 100 employees and the amount otherwise spent for test preparation of all kinds, the Company estimates the total market may exceed $85 billion. The Company hopes to capture a small portion of this market.

The Company's research shows, that there may be a need for proposed training and testing services. Annually, there are 100,000 people applying to take the sanitation workers exam, 49,000 New Yorkers requesting mail handler's exams, and 60,000 applying for applications for police and fire exams. This demonstrates a potential need for vocational test preparation. Falling SAT scores and less than satisfactory math and science scores among school students provide a great potential for the Company's products.

Pricing Policy

The Company's pricing policy should make it's site an enticing alternative to traditional methods of learning (i.e. classroom and home study) while still providing appropriate profit margins. Approximately 60% - 70% of the Company's offerings will be priced between $49.95 and $69.95 giving us an average of approximately $60.

The remainder of the Company's tests, mostly in the professional and health care series, will range in price from $99.95 to $199.95. Corporate projects requiring custom developed content will be priced from the mid five figures to the low six figures, with additional ongoing fees for web hosting and maintenance.

B.   Educational Internet Website

Business Strategy

The Company's strategy is to offer an extensive array of test preparation and training courses covering needs in academics, health care, vocations and professions in a dynamic and enjoyable fashion. A separate segment of the Company's web site will deal with custom designed training and test preparation courses for private industry, government agencies and unions. The Company will attempt to create brand recognition by implementing an aggressive advertising campaign emphasizing the Company's benefits, including quality content, a learner community, support services, and a high level of interaction.

Competitive Conditions

There are currently several significantly larger companies that will compete with the Company in the test preparation and training market. The companies include, but may not be limited to Kaplan, Princeton Review, and Sylvan Learning Centers. These companies are well established and have significantly greater resources and currently established websites. Additionally, the web site developed by the "Educational Testing Services" (ETS) has a fairly sophisticated model for on line test taking. However, it only does the test taking on line, not the training for the tests. ETS is the largest administrator and developer of tests in the country and is the organization responsible for development, distribution and grading of tests including, SAT, GMAT, GRE and most other college entrance exams as well as other exams for the government. The Company's ability to compete with these companies will greatly depend on its ability to establish a unique and appealing product, its ability to increase the public awareness of its product and bring individuals to its website.

The Company believes it can compete to some degree with these bigger companies because, to the knowledge of the Company, the competition has yet to offer the unique mixture of content and format offered by the Company. Universities and colleges use the Internet for distance learning courses, but they do not provide test preparation and career development content. Companies offering test preparation continue to do so in the traditional format. They are just beginning to formulate distance learning strategies. None of them offer vocational test preparation. This gives the Company a unique opportunity to help define standards and to possibly become a market leader. Lotus Development Corporation, a major division of IBM Corporation, says that advances in educational technology will prove useless, unless companies step forward and combine technology with content and deliver it to the end user. That is what the Company will attempt to do.

Method of Competition

The Company will attempt to give its customers access to computer based training over the Internet at a more reasonable cost and create content driven, interactive educational training sites. The Company will also attempt to gain an advantage over its competition by utilizing the computer and online technology. The Company believes that because its content and products will be based solely online it will be able to more efficiently change and adapt to current market conditions. Utilizing this approach, the Company hopes to gain an advantage over the competitors by offering products as quickly as possible in an online environment. Emphasis will be placed by the Company on increasing its exposure to the public through advertising both through the Internet and traditional media outlets, such as print and broadcast media. Through this strategy the Company believes that it can establish itself in the test preparation market. The Company's intention is to use the computer to provide individualized test preparation training and evaluation where a student signs onto the web site at anytime and needs only an available terminal to begin a session. Once the student signs on to the computer, the computer will determine if the student's account is up to date, where they left off in their last session and then proceed with the student from that point. The computer will address each student as an individual, or as far as the computer is concerned, a class of one person. Student interaction with the computer will be tracked and at the end of each session, depending on the students responses to questions, the computer will do an evaluation and recommend which parts of the course material should be reviewed by the student before going forward. If necessary, students will be reminded to make a payment before their next session, will be encouraged to provide referrals and will be notified of special events and/or calendar changes, etc.

Patent Protection

The Company is filing for patent protection for its products, in order to protect what it believes is a unique combination of content and delivery system.

Income Streams

Once the Company's plans are fully developed, it is intended that the Company will have four distinct income streams. The users paying to take test preparation and training courses. Advertising sales, a business that could become significant because of the exceptional demographics of our potential user base which is expected to include high school and college students, blue collar workers, and professional and health care workers. Most of these people are
expected   to  fall   into   the   sixteen   to  forty   year  old  age   group.
Corporate/government customers paying for the development of custom test preparation and training courses and the ongoing fees for hosting and maintenance of these custom projects. Lastly, the Company expects to realize referral fees and royalties from Internet based retailers to whom we direct our user base.

Growth

If the Company decides to raise additional capital, it would be used to fund the continuation of research and development, some of which is very sophisticated, requiring audio and video highlights and skilled professionals for content. These courses will be sold for considerably more than base prices. The Company will also need to significantly increase our advertising to support our goal of growing the Company's business on the national and international level. This will allow the Company to take advantage of being one of the first into the market and to attempt to secure and hold a significant market share. Initial advertising will be print, radio, and possibly subways and billboards. The addition of an Informercial has been decided upon and, when budget allows, TV spots will be added.

The Company's future plans include acquiring additional web content through the purchase of existing schools and/or courses, appropriate acquisitions and the development of international markets as well as executing our marketing plan for national growth.

As one of the first into this marketplace, with a fully interactive, Internet based offering, consisting of live chat rooms and audio/video feeds to support our test preparation/training materials, the Company expects to be able to create a real user community. The Company will attempt to develop a user base of people with common interests and the Company will attempt to secure a significant share of this multi billion- dollar market. In addition, the expected demographics of our users are expected to be an attraction to potential advertisers who may be willing to pay us to advertise on our web site.

Employees

As of December 31, 1999, the Company had 27 employees, 7 of whom were classified as full-time and 20 of whom were classified as part-time. Most of the Company's part-time employees are teachers in child care programs and Company-owned family centers. Two of the full-time employees work exclusively on the Company's website. None of the Company's employees are represented by a union and the Company considers its relationship with its employees to be good.


Reports to Security Holders

The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Prior to this form being filed there were no other disclosure forms filed regarding the Company's financial and management situation. The Company intends to, from this date forward, file all of its required information with the Securities and Exchange Commission ("SEC"). The Company plans to file its 10KSB, 10QSB, and all other forms that may be or become applicable to the Company with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning the company on the Internet at http://www.learnersworld.com.

ITEM 2.           DESCRIPTION OF PROPERTY

In December 1996, the Company acquired three children's care and learning facilities from three affiliated corporations for a four year note of $775,000, bearing interest at the rate of 7% per annum, with monthly payments beginning on January 1, 1998. The Company's facilities are at the following locations in the New York metropolitan area: (i) 369 Avenue U, Brooklyn, New York, established in May 1993; (ii) 1535 First Avenue, New York, New York, established in September 1994, the Company has since moved the location of this facility to 432 Lakeville, Lake Success, New York 11402; and (iii) 208-34 Cross Island Parkway, Bayside, New York, established in June 1994.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is currently traded on the Pink Sheets, and was previously traded on the OTC BB under the symbol LWRD.OB. The Company intends to reapply to trade on the OTC BB upon completion and approval of its Form 10-SB filing with the Securities and Exchange Commission. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1998 and 1999. The Company's stock did not trade prior to January 1, 1998. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

               Quarter           High              Low
               -------           ----              ---
1998           First(1)          $1.25             $1.00
               Second            $6.00             $1.06
               Third             $5.00             $0.25
               Fourth            $0.63             $0.25

               Quarter           High              Low
               -------           ----              ---
1999           First             $0.28             $0.25
               Second(2)         $9.80             $4.50
               Third             $8.19             $1.88
               Fourth            $2.31             $0.56
2000           First             $0.88             $0.11

Record Holders

As of March 27, 2000, there were approximately 29 shareholders of record holding a total of 10,270,007 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

--------
     (1) The Company's stock did not trade until January of 1998.
     (2) Price reflects a 30 to 1 reverse split effected on March 1st, 1999.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company plans to continue its expansion into the child care and adult education fields. This will be accomplished through the building of new locations, the acquisition of suitable locations and its venture onto the Internet with its Internet based educational, test preparation and vocational training web site.

A.       Results of Operations
Gross Income

Gross income for the year ended December 31, 1999 increased to $1,303,239 from $1,253,266 for the year ended December 31, 1998, an increase of 4%. The increase in gross income is primarily attributable to an increase in tuition and fees collected from an increase in students enrolled.

The average number of students enrolled for the year ended December 31, 1999, was an estimated 295 compared to 269 students for the year ended December 31, 1998.

The Company charged an average tuition of $274 per student each quarter which generated a total of $323,063 in tuition for the year ended December 31, 1999 compared to an average tuition of $218 per student each quarter which generated a total of $233,684 in tuition for the year ended December 31, 1998.

The remaining gross income generated in December 31, 1999 and 1998 were $980,176 and $1,019,582, respectively. The most significant component of gross income for the years ended December 31, 1999 and 1998 was gross income generated from play areas. The Company generated a total of $904,250 in gross income relating to play areas for the year ended December 31, 1999 compared to $936,714 for the year ended December 31, 1998, a decrease of $32,464 or 3.5%. The decrease in gross income generated by the play areas was attributable to the Company focusing on recruiting additional students for the schools.

The remaining miscellaneous gross revenues relating to various fees for the year ended December 31, 1999 was $75,926 compared to $82,868 for the year ended December 31, 1998.

Losses

Net losses for the year ended December 31, 1999 increased to $423,750 from $195,316 for the year ended December 31, 1998, an increase of 117%. The increase in losses was attributable primarily to an increase in general and administrative expenses.

Due to continued expansion of the online testing website the Company expects to continue to incur losses at least through 2000 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the year ended December 31, 1999, increased to $704,978 from $552,977 for the year ended December 31, 1998, an increase of 27%. The increase in general and administrative expenses was the result of an increase in expenses related to the development of the Company's online testing website. The Company estimates that general and administrative expenses attributable to the start up of its test preparation website consumed approximately 20-30% of all general and administrative expenses for periods presented. Development and maintenance of the website will be an ongoing expense. However, with the website having become operational in January of 2000, it is expected that there may be a lesser amount devoted to site development, but an increase in costs associated with site maintenance. At this time, the Company is unable to determine whether ongoing website maintenance costs will be greater or less than any corresponding savings in development costs. Because the website has just become operational in January of 2000, the Company is unable, with any degree of accuracy, to determine when, if ever, the Company will begin to recognize revenue from its test preparation products. Depreciation, amortization and interest expenses for the years ended December 31, 1999 and 1998 were $153,496 and $150,228, respectively.

Cost of Sales

The cost of sales for the year ended December 31, 1999 was $868,515 compared to $744,277 for the year ended December 31, 1998. The increase in the cost of sales was primarily attributable to an increase in labor costs. Cost of sales as a percentage of sales for December 31, 1999 and 1998 respectively, were 67% and 59%.

B.       Liquidity and Capital Resources

At December 31, 1999, the Company had current assets of $103,570 and total assets of $1,281,777 as compared to $38,903 and $1,135,560 for December 31, 1998. The Company had a net working capital deficit of $357,517 at December 31, 1998 compared to net working capital of $36,991 at December 31, 1999.

Cash flow used in operations was $222,119 for the year ended December 31, 1999, and $173,572 for the year ended December 31, 1998. Cash flow generated from financing activities was $430,750 for the year ended December 31, 1999 and $230,007 for the year ended December 31, 1998.

The Company's cash flows fluctuate during the year due to the seasonal nature of the Company's business. Traditionally, enrollments are higher during the period of the year when schools ore in regular session (September-May) with lower enrollments during the summer months (June-August). The decline in enrollments during the summer is offset to some degree by the revenues from the Company's summer camps.

C.       Income Tax Expense

The Company has an income tax benefit resulting from net operating losses of $423,750. Depending on the future results of the operations of the company, this potential tax benefit may or may not be usable. This benefit is not recognized in the financials because the amount of the benefit that may ultimately be recognized is uncertain.

D.       Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

E.       Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 1999 or 1998.

F. Trends, Events, Uncertainties that may have a Material Effect on Liquidity Risk of Lawsuits

Inherent in the business of education and caring for children in a commercial business is the risk of lawsuits for alleged injuries to the children. The Company has an insurance policy with liability limits of $3,000,000 aggregate limit which includes $1,000,000 in personal injury liability coverage to protect the Company from legal claims to the amount of the policy coverage for risks as specified in the policy of insurance. Although currently there are no pending lawsuits against the Company, there is no assurance that there will not be such lawsuits in the future and that the Company will not incur losses as the result of such lawsuits in excess of its insurance coverage. Lawsuits against the Company will tend to increase operating expenses and lower the potential for profitability, as well as cause possible harm to the Company's reputation.

G. Trends, Events, Uncertainties that may have a Material Effect on Net Revenue or Income Year 2000 The Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non- IT Systems was a concern prior to January 1, 2000. As of March 31, 2000, the Company had experienced no problems as a result of the Year 2000 Issue.

Labor Related Risks

The Company depends extensively on the availability, quality and reliability of teachers, instructors, tutors and care-givers which it utilizes to provide children's educational and day care services. There is no assurance that the Company will have an adequate supply of qualified personnel at acceptable cost to operate a profitable business. The Company is subject to all of the risks inherent in a business that utilized skilled labor, including but not limited to strikes, disadvantageous collective bargaining agreements, labor showdowns, unavailability of qualified employees, worker's compensation claims, increases in worker's compensation and other insurance premiums (or unavailability of such insurance), wage disputes, discrimination claims, wrongful termination claims, the loss of qualified employees and inability to replace them, and related risks. At the current time, none of the Company's employees are unionized. The risks may also inhibit the Company's ability to expand or establish new facilities. If such labor issues should arise the Company will attempt to remedy the situation by using temporary employees and its current staff to temporarily cover shortages until additional qualified permanent employees can be found.

Uncertainties Regarding Market Acceptance of New Services

Although the Company's management will attempt to complete the market research necessary to determine whether there will be sufficient demand for its new Internet based services, it is possible that the Company will decide to offer a service that will be rejected by its target customers. The inability to amortize development marketing and sales support costs could adversely affect the financial condition and operating results of the Company. There remains uncertainty regarding the Internet as a viable distribution method of the Company's products. There is a risk that the customers of the Company will not use the Internet for their test training and would rather continue to use more traditional training methods.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $882,267 as of December 31, 1999 compared to a deficit of $458,517 at December 31, 1998. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.           FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 1999 and 1998 are attached hereto as pages F-1 through F-16




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                         AUDITED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                            DECEMBER 31, 1999 & 1998

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                                   YEARS ENDED
                            DECEMBER 31, 1999 & 1998


                                    CONTENTS

                                                                           Page

Independent Auditors' Report                                              F - 1

Consolidated Balance Sheets                                               F - 2

Consolidated Statements of Operations                                     F - 3

Consolidated Statements of Stockholders' Equity (Deficit)                 F - 4

Consolidated Statements of Cash Flows                                     F - 5

Notes to Consolidated Financial Statements                        F - 6 - F - 16

                   [LETTERHEAD OF SELLERS & ASSOCIATES P.C.]



                          INDEPENDENT AUDITORS' REPORT


Learner's World, Inc.
and Subsidiaries

To The Stockholders

We have audited the accompanying consolidated balance sheets of Learner's World, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and stockholders' equity (deficit), and consolidated statements of cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learner's World, Inc.and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  /S/ Sellers & Associaates, P.C.

Sellers & Associates, P.C.
March 23, 2000
Ogden, Utah

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31,

                                                                        1999                    1998
                                                                ==================       =================
                                     ASSETS
Current assets
     Cash                                                      $            23,715     $             2,195
     Receivables                                                             9,855                  36,708
     Receivable from shareholders                                           70,000                  -
                                                                ------------------       -----------------
         Total current assets                                              103,570                  38,903
                                                                ------------------       -----------------
Property and equipment, net of
    accumulated depreciation                                               992,499               1,041,526
                                                                ------------------       -----------------
Other assets
     School licensing                                                        1,750                   2,917
     Security deposits                                                      52,214                  52,214
     Internet website                                                      131,744
                                                                ------------------       -----------------
         Total other assets                                    $           185,708     $            55,131
                                                                ------------------       -----------------
         Total assets                                          $         1,281,777     $         1,135,560
                                                                ==================       =================



           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

     Accounts and notes payable                                $            71,464     $           114,458
     Taxes payable                                                          63,352                  64,399
     Current portion of long term debt - non stockholders                   16,296                  25,973
                                                                ------------------       -----------------
         Total current liabilities                                         151,112                 204,830
                                                                ------------------       -----------------

Long-term liabilities

     Term debt - long term portion - non stockholders                       16,753                  36,599
     Due to stockholders                                                 1,076,921               1,251,648
                                                                ------------------       -----------------
         Total other liabilities                                         1,093,674               1,288,247
                                                                ------------------       -----------------

         Total liabilities                                               1,244,786               1,493,077
                                                                ------------------       -----------------

Stockholders' equity (deficit)
     Common stock, $.0001 par value
         20,000,000 shares authorized with 9,776,250 and
         140,000 shares issued and outstanding at
         December 31, 1999 and 1998 respectively                               978                     420
     Paid in capital                                                     1,197,343                 100,580
     Stock issued not paid                                               (279,063)                     -
     Accumulated (deficit)                                               (882,267)               (458,517)
                                                                ------------------       -----------------
         Total stockholders' equity (deficit)                               36,991               (357,517)
                                                                ------------------       -----------------
         Total liabilities and stockholders' equity (deficit)  $         1,281,777     $         1,135,560
                                                                ==================       =================


                                         LEARNER'S WORLD, INC.
                                           AND SUBSIDIARIES
                              AUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                   FOR THE YEARS ENDING DECEMBER 31,




                                                              1999                 1998
                                                        ==============       ==============
Revenue                                                $     1,303,239      $     1,253,266

Expenses

     Cost of sales                                             868,515              744,277

     General and administrative                                704,978              552,977

     Depreciation, amortization and interest                   153,496              150,228
                                                        --------------       --------------
Income (loss) from continuing operations before

 income taxes                                                (423,750)            (194,216)

Provision for income taxes                                      -                     1,100
                                                        --------------       --------------
Net (loss)                                             $     (423,750)      $     (195,316)
                                                        ==============       ==============


Income (loss) per weighted-average share of common stock outstanding

   Basic net (loss) per share                          $        (0.05)      $        (1.39)
                                                        ==============       ==============
Weighted-average number of common stock outstanding          7,950,449              140,000
                                                        ==============       ==============

                                               LEARNER'S WORLD, INC.
                         AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  For the Years Ended December 31, 1999 and 1998


                                                Common Stock
                                       ===============================                Stock                                Net
                                                                      Paid in         Issued         Accumulated         Equity
                                         Shares         Amount        Capital        Not Paid         (Deficit)         (Deficit)
                                       ===========  ============  ==============  ==============  ================= ===============

Balance as of December 31, 1997          140,000     $      14     $    100,986   $     -            $ (263,201)     $    (162,201)


Net (loss) for the year ended
  December 31, 1998                                                                                    (195,316)          (195,316)

                                       =========     =========     ============    ============      ===========         ==========
Balance as of December 31, 1998          140,000     $      14     $    100,986   $     -           $  (458,517)     $    (357,517)

Shares issued for debt conversion      6,000,000           600          119,400                                            120,000

Shares issued for services               180,000            18           13,782                                             13,800

Shares issued with commitment to pay   3,456,250           346          863,717     (864,063)                                    -

Cash received in 1999 on stock issued                                                515,000                               515,000

Cash received in 2000 on stock issued                                                 70,000                                70,000

Accrued interest eliminated in
  modifying the promissory note due
  to shareholders                                                        99,458                                             99,458

Net (loss) for the year ended
  December 31, 1999                                                                                   (423,750)           (423,750)
                                       ==========    =========    =============    ============    =============         ==========
Balance as of December 31, 1999        9,776,250     $     978    $   1,197,343   $ (279,063)      $  (882,267)      $      36,991
                                       ==========    =========    =============    ============    =============         ==========




See Accompanying Independent Auditor's Report to the Financial Statements


                                           LEARNER'S WORLD, INC.
                                            AND SUBSIDIARIES
                               AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    FOR THE YEARS ENDING DECEMBER 31,


                                                                             1999               1998
                                                                      ================    =================
Cash Flows From Operating Activities
     Net (loss)                                                      $     (423,750)     $     (195,316)
                                                                      -------------       -------------

Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities
      Depreciation                                                          104,394              84,550
      Amortization                                                            1,167                 583
      Stock issued for services                                              13,800               -
      Interest eliminated and reclassified to paid in capital                99,458               -
      Decrease (Increase) in receivables                                     26,853            (29,998)
      Decrease in security deposit                                          -                     4,155
      (Decrease) in accounts and notes payable                             (42,994)            (73,462)
      Increase (decrease) in taxes payable                                  (1,047)              35,916
                                                                      -------------       -------------
                 Net Adjustment                                             201,631              21,744
                                                                      -------------       -------------
                 Net Cash (Used) In Operating Activities                  (222,119)           (173,572)
                                                                      -------------       -------------

Cash Flows From Investing Activities
      Purchase of equipment                                                (55,367)            (64,027)
      Purchase of school licensing                                          -                   (3,500)
      Internet website                                                    (131,744)               -
                                                                      -------------       -------------
                 Net Cash (Used) By Investing Activities                  (187,111)            (67,527)
                                                                      -------------       -------------
Cash Flows From Financing Activities
      (Decrease) Increase in notes and loans payable
        non stockholders                                                   (29,523)              17,093
      (Decrease) Increase in notes and loans payable
        stockholders                                                       (54,727)             212,914
      Proceeds from issuance of capital stock                               515,000               -
                                                                      -------------       -------------
                 Net Cash Provided By Financing Activities                  430,750             230,007
                                                                      -------------       -------------

Net Increase (Decrease) In Cash                                              21,520            (11,092)

Cash - Beginning                                                              2,195              13,287
                                                                      -------------       -------------
Cash - Ending                                                        $       23,715     $         2,195
                                                                      =============       =============
Other Information

       Interest paid in cash                                         $        2,727     $        10,845
                                                                      =============       =============
Non Cash Items

       Stock issued for services                                     $       13,800     $         -
       Stock issued for debt conversion                                     120,000               -
       Debt to shareholders contributed to paid in capital           $       99,458     $         -

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 1 - Summary of Significant Accounting Policies

         Principles of Consolidation

          The consolidated financial Statements include the accounts of Learner's World, Inc. and its wholly owned subsidiaries: Avenue U Playrobics, Inc., Baybridge Playrobics, Inc., and Eastside Playrobics, Inc. Eastside Playrobics, Inc. discontinued operations in 1997 and continues to exist as a legal entity with no activity. Intercompany activity has been eliminated in consolidation.

         Nature of Operations

         The Company provides learning, daycare and entertainment facilities for children in New York City.

         Receivable From Stockholders

         Stock issued and not paid is reported as a reduction to stockholders' equity; that is, except for payments actually received in the following year before the date of the auditors' report. Such amounts actually received are then reported as a current asset as a receivable from stockholders.

         Property and Equipment

         Property, equipment, and leasehold improvements are valued at cost. Depreciation is provided by use of the straight-line method over the shorter of estimated useful lives or lease terms of the assets. Fully depreciated assets are written off the year after they are fully depreciated or amortized.

         Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

         Statement of Cash Flows

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 1 - Summary of Significant Accounting Policies - Continued

         Net Income (Loss) Per Share

         Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

         Revenue Recognition

         Revenue is recognized from sales and services when they are performed.

         Income Taxes

         The Company  has adopted the  provisions  of  statements  of  Financial
         Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liability for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

         No income tax returns have been filed since June 30, 1995. The income tax year end was changed from June 30 to December 31, making a short tax year end from July 1, 1996 to December 31, 1996.

         Use of Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets

         It is the Company's policy to periodically evaluate the economic recover ability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the assets.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 1 - Summary of Significant Accounting Policies - Continued

         Fair Value of Financial Instruments

         The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

         Cash and cash equivalents, receivables, accounts and notes payable, taxes payable and current portion term debt - non stockholders and stockholders:

                  The carrying amounts approximate fair value because of the short maturity of these instruments.

         Other assets:

                  The carrying amounts of school licensing and security deposits approximate fair value because the Company uses the school licensing to run a school at one location and it is amortized over the life of the school lease and the security deposits are refundable.

                  The carrying amounts of the internet website is at cost and may or may not approximate fair value because the website is in late developmental stage and is unproven. It will be amortized over its estimated useful life or 15 years, which ever is shorter.

         Long-term liabilities:

                  The carrying amounts of the Company's borrowings (See notes 3 & 4), which is debt due to non stockholders and to stockholders, approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at December 31, 1999 and 1998.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 2 - Property and Equipment

         Property and equipment, at cost, are summarized December 31, as follows:

                                                                                    Estimated
                                                 1999               1998           Useful Lives
                                           --------------      --------------      ------------
         Machinery and equipment            $    732,949      $   716,640           3 -  7 years
         Furniture and fixtures                   96,417           96,417                7 years
         Leasehold improvements                  455,161          416,103           3 - 18 years
                                             ------------      ------------
                                               1,284,527        1,229,160
         (Less) accumulated depreciation        (292,028)        (187,634)
                                             ------------      ------------
                                             $   992,499       $1,041,526
                                             ============      ===========

Note 3 - Due to Stockholders

         Three major stockholders have financed a significant portion of the Company's activities and operations. The promissory note for $775,000 referred to below, bore interest at 7% per annum, beginning January 1, 1998. All other amounts due to stockholders are not interest bearing obligations. All obligations are presented in the financial statements as long-term debt.

         On October 26, 1999, the $775,000 promissory note was modified as to the payment. As modified, there is no back interest accruable or due at any time before December 31, 1999. Interest at 7% simple interest begins January 1, 2000 with monthly payments of interest only beginning March 1, 2000. Beginning with March 1, 2001 monthly payments of interest and principle in the amount of $11,918 per month thereafter until December 31, 2007 at which time the entire unpaid principle and interest, if any, shall be paid in full.

         As of October 26, 1999, there was $99,458 accrued and unpaid interest. The entire $99,458 accrued interest eliminated by modifying the promissory note was credited to equity into Paid in Capital.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 3 - Due to Stockholders - Continued

         At December 31, 1999 and 1998, the following amounts were owed to the three major stockholders:

                                                                                 1999               1998
                                                                             -------------      ------------
         Note payable due to Salvatore Casaccio,
         Antonio Casaccio, and Agrippino Casaccio from
         the sale of their stock to the Company of Avenue U
         Playrobics, Inc., Baybridge Playrobics, Inc. and Eastside
         Playrobics, Inc. on December 17, 1996 for $775,000.
         The acquisition of the stock of the subsidiaries by the
         Company is accounted for by the purchase method of
         accounting.  Secured by stock of the Corporations sold
         to the Company.                                                     $   775,000        $  775,000

         Accrued interest on the note payable of $775,000                           -               54,250

         The remaining balance due to stockholders are loans and
         advances as needed and are unsecured and bear no
         interest and has no scheduled repayment.                                301,921           422,398
                                                                              ------------      -----------
         Total                                                                 1,076,921         1,251,648

         (Less) Current portion due to Stockholders                            (   -    )        (  -    )
                                                                              -----------       -----------
         Total Long-term debt due to Stockholders                             $1,076,921        $1,251,648
                                                                              ===========       ===========

         Maturities of long-term debt due to stockholders for the five years after 1999 are:

                  December 31, 2000                    $      -
                               2001                       75,946
                               2002                       97,162
                               2003                      104,186
                               2004                      111,718
                               2005 & After              385,988
                                                      ------------
                                     Total           $   775,000
                                                       ===========

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 4 - Term Debt - Non Stockholders

         Term Debt consists of the following at December 31, 1999

         Payable to a supplier, secured by selected equipment.
         Monthly payment of $1,275 for 60 months with 24
         months remaining at 15.4% interest rate                    $    26,192

         Payable to a private party, guaranteed by a major
         stockholder.  Monthly payment of $1,410 for 24
         months with 9 months remaining at 1.5% over
         prime interest rate.                                             6,857
                                                                   -------------
         Total Term Debt                                                  33,049

         (Less) Current Portion - Non Stockholders                      (16,296)
                                                                   -------------
         Total Long-Term Debt - Non Stockholders                    $    16,753
                                                                     ===========

         Maturities of long-term debt - non stockholders for the five years after 1999 are:

                       2000                     $      16,296
                       2001                            16,753
                       2002                                -
                       2003                                -
                       2004                                -
                       2005 & After                        -
                                                 ------------
                       Total                    $      33,049
                                                =============

Note 5 - Related Party Transactions

         As indicated in Note 3 - Notes Payable due to Stockholders, the Company's major stockholders sold the Company their interests in the subsidiaries of the Company. They also have financed a significant portion of the Company's activity and operations. Should these major stockholders withdraw their support to the Company, the Company would most likely not survive. Management indicates the major stockholders intend to continue their support of the Company.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 6 - Capital Stock

         On  February   25,   1999,   the  Company   amended  its   articles  of
         incorporation. In conjunction with this change, the articles of incorporation, as amended, made a 30 for 1 reverse stock split, effective March 1, 1999.

         As a result, the 4,200,000 shares issued and outstanding at December 31, 1998 is effectively changed to 140,000 shares issued and outstanding at March 1, 1999. This reverse stock split has been recognized in the financial statements retroactive to December 31, 1997.

         On March 2, 1999, the Company issued its officers and directors a total of 6,000,000 shares of common stock at $.02 par share in exchange for $120,000 in debt.

         On March 18, 1999, the Company issued new stock under a Rule 504 Regulation D offering. The issuance of 3,456,250 shares were issued for $864,063, of which $515,000 has been received as of December 31, 1999. Another $70,000 has been received since December 31, 1999 and is reflected as current accounts receivable in the financial statements.

         On March 18, 1999, the Company issued 50,000 shares of stock for services valued at $12,500.

         On June 10, 1999, the Company issued 130,000 shares of stock for services valued at $1,300.

Note 7 - Commitments and Contingencies

         As of December 31, 1999, the Company had entered into leases for its premises in Brooklyn, Queens, and Long Island, New York. The lease commitment on Brooklyn is for 10 years to March 25, 2003 with an option to lease 5 additional years at the Company's option. The lease commitment on Queens is for 20 years to May 31, 2014. The Long Island lease commitment is for 3 years to June 30, 2001 with an option to lease one additional year at the Company's option.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 7 - Commitment and Contingencies - Continued

         Future minimum rental payments required under these leases for each of the next five years and in the aggregate, after 1999 are as follows:

                                                                                                  Long
                                    Total             Brooklyn             Queens                Island
                                    -----             --------             ------                ------
             2000              $   288,012         $   125,127          $    129,885         $    33,000
             2001                  282,959             131,379               135,080              16,500
             2002                  278,384             137,946               140,438                 -
             2003                  181,051              34,902               146,149                 -
             2004                  151,948                 -                 151,948                 -
             2005-2015           1,801,399                 -               1,801,399                 -
                                -----------          -----------         -----------           ------------
             Total             $ 2,983,753          $  429,354           $ 2,504,899         $    49,500
                                ===========          ===========         =============         ===========

         The  total  rent  was   $259,326   and   $277,452  for  1999  and  1998
         respectively.

Note 8 - Income Taxes

         (Loss) before income taxes at December 31, 1999
         and 1998 consisted of:                                        1999              1998
                                                                  --------------    --------------
         Total                                                    $   (423,000)     $  (194,000)
                                                                    ============      ===========

         The provision for income taxes at December 31, 1999 and 1998 consisted of:

         Current income taxes                                     $        -        $     1,100
                                                                   -------------     -------------
         Total                                                    $        -        $     1,100
                                                                  ==============     =============

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 8 - Income Taxes - Continued

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal and state income tax rates to income (loss) before income taxes. The items causing this difference at December 31, 1999 and 1998 are:

                                                   1999              1998
                                             ---------------   --------------
         Income taxes                        $      71,900     $    26,700

         Change in valuation allowance             (71,900)        (26,700)
                                             --------------     ------------
         Total                               $         -       $        -
                                             ==============     ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are:

                                                      1999              1998
                                                 -------------      ------------
         Deferred tax assets:
           Net operating loss carryforward       $   148,700      $   76,700
                                                  -----------      ----------

         Total gross deferred tax assets             148,700           76,700
         (Less) valuation allowance                 (148,700)         (76,700)
                                                  -----------       ---------

         Net deferred tax assets                         -                -

         Deferred tax liabilities:                       -                -
                                                 ------------      -----------

         Total gross deferred tax liabilities           -                 -
                                                 ------------      -----------

         Net deferred tax                        $      -         $       -
                                                 ============      ===========

         The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 are $148,700 and $76,700 respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was $71,900 and $26,700 respectively.

         During 1999, the Company made no cash payments on income taxes.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 8 - Income Taxes - Continued

         As of December 31, 1999, the Company has available for income tax purposes approximately $782,800 in net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2012. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could eliminate, reduce or defer the utilization of these losses. Management is of the opinion the ownership changes during 1999 did not cause the Company to lose the utilization of its net operating loss carry forwards.

Note 9 - Receivable From Stockholders

         Stock issued and not paid at December 31, 1999 and 1998 are $349,063 and $-0- respectively. Of the $349,063 unpaid at December 31, 1999, $70,000 has been actually paid in 2000 before the financial statements are completed and released. Accordingly, $70,000 of the stock issued and not paid has been classified as a current asset as a receivable instead of as a reduction in the equity section of the balance sheet like the remaining $279,063 out of $349,063.

Note 10 - Financial Condition and Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses.

         However, stockholders' equity (deficit) has improved from $(357,517) at December 31, 1998 to $(36,991) at December 31, 1999. Management is seeking additional fundings through revenues, borrowings and stock issues. During 1999, the Company raised $528,800 in capital ($515,000 in cash and $13,800 in exchange for services). At December 31, 1999, an additional $349,063 is scheduled to be received during 2000, of which $70,000 has been received by March 23, 2000.

         Major stockholders have forborne demand of cash payments due them from the Company. One of the major shareholders continues to advance the Company cash needed and has indicated he will continue doing so, if needed, for the immediate future.

         Management   continues  raising  money  by  other  avenues,   including
         revenues. Management is taking necessary steps to ensure the Company remains a going concern. However, it is doubtful the Company could absorb another loss year like 1999 without significant fund raising efforts. Since this outcome is uncertain, the Company to remain a going concern is also uncertain.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM  9.          DIRECTORS, OFFICERS, PROMOTERS, AND CONTROL PERSONS

The directors, executive officers, and significant employees of the Company, their respective ages, and positions with the Company are as follows:

               Name                Age       Position

      Salvatore Casaccio           46        President, CEO, Secretary, Director
      Agrippino Casaccio           30        Director
      Carmine Notaro               49        Director
      Kevin Gersh                  32        Director
      Dominick J. Morreale         60        Director


Salvatore Casaccio, 46, is President, Chief Executive Officer, Secretary and Director of the Company and has held these positions since 1996. He has managerial experience, including experience as the co-founder and current President of Mineo Foods in Brooklyn, New. From 1988 to present Mr. Casaccio has owned and operated a J.C. Penney Catalog Stores in Brooklyn, New York. From 1993 to 1996 Mr. Casaccio Served as Chairman of the Board and Chief Executive Officer for Childrobics, a New York based family entertainment company. Mr. Casaccio is a member of the Downtown Brooklyn Development Association and a past member of its Executive Committee. Agrippino Casaccio, a director of the Company, is Salvatore Casaccio's brother Agrippino Casaccio, 30, Director, has been a restauranteur in Brooklyn, New York since 1991. He is co- founder, co-owner and manager of Mineo Foods and has been a Director of the Company since 1996. Carmine Notaro, 49, Director, holds Biology and Mathematics degrees from Dowling College and is a Licensed Real Estate Broker. In 1972, Mr. Notaro moved in to the commercial real estate field analyzing and acquiring income producing properties for A-1 Realty, working in this capacity until 1978 when he became the Assistant to the President of COR-ACE Realty. From 1984 to 1990, Mr. Notaro served in a variety of executive positions. He was President of D'Amro Realty Corporation, Secretary of Eagle Executive Development Corporation, and a Sponsor of Wading River Road Associations, acquisitions of Development of Sub-Divisions. Since 1991, he has served as President of both R.O.I. realty Group and R.G.C. Construction Group. Mr. Notaro has been a Director of the Company since 1996.

Kevin Gersh, 32, Director, from 1980 to present he is serving as Corporate Treasurer of West Hills Day Camp, having worked his way in to management from the entry level. Since 1996, Mr. Gersh has been a partner in the Long Island Brewing Company, a 120 seat American cuisine restaurant. In 1989, he co-founded KG Corporation, a corporate catering and event planning company and continues to act as President today. In 1995, Mr. Gersh founded a construction and real estate management company, EKG Corporation, and is currently serving as its President. From 1993 to present he has acted as the President and Owner of West Hills Child Care, Inc. and West Hills Montessori School, Inc. Mr. Gersh attended Florida State University and Western State College. He has been a Director of the Company since 1996.

Dominick J. Morreale, 60, Director, holds an Ed.D. in Administration from Nova University, a Masters in Education and a Bachelors in Psychology from Adelphi University. Dr. Morreale has spent his career as an educator which includes experience as an instructor at the elementary and college levels, as well as Principal and Supervisor of Special Education for pre-school through school-aged handicapped children. From 1985 until 1996, Dr. Morreale served as Assistant Superintendent for the South Huntington, New York School District. Beginning in 1995, he also served as the Deputy Superintendent of the district until his retirement in 1996. After his retirement, Dr. Morreale became Director of the South Huntington Diagnostic and Treatment Center and serves in this capacity concurrently along with his directorship of the Company which also began in 1996. Dr. Morreale has received numerous teaching awards and sits on several educational boards and committees.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

A.       Compensation of Executives

The following table provides summary information for the years 1999, 1998 and 1997 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of president. There were no other employees to receive compensation in excess of $100,000 in those years.

                                              SUMMARY COMPENSATION TABLE

                                      Annual Compensation                                Long Term Compensation
                                                                                 Awards              Payout
                                                                       Restricted     Securities

Name and                                              Other Annual        Stock       Underlying        LTIP         All Other
Principal          Year      Salary       Bonus       Compensation      Award(s)        Options        payout       Compensation
Position                      ($)          ($)            ($)              ($)          SARs(#)          ($)            ($)
Salvatore          1999      100,000        -             -                 -            -               -               -
Casaccio,          1998      100,000        -             -                 -            -               -               -
CEO and            1997      100,000        -             -                 -            -               -               -
Director
---------------  -------- ------------  ---------- ------------------ ------------- ---------------  ----------- ------------------


--------

     (3)Salaries have not been paid, but are accruing as debt.

B.       Compensation of Directors

Currently there is no plan to compensate Directors of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 27, 2000, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

                          Name and Address of Beneficial         Amount and Nature of        Percent
   Title of Class                   Ownership                    Beneficial Ownership        of Class

       Common                  Salvatore Casaccio(4)                   2,944,200              29.0%
   Stock, $.0001            President, Secretary, CEO,
     par value                       Director
                                  64 Burton Ave.
                          Staten Island, New York 10309

       Common              Agrippino Casaccio, Director                2,944,200              29.0%
   Stock, $.0001              2040 East 26th Street
     par value               Brooklyn, New York 11229

       Common                Carmine Notaro, Director                    110,790               1.1%
   Stock, $.0001                  34 Garner Lane
     par value               Bayshore, New York 11772

       Common                 Kevin Gersh, Director                       72,718               0.7%
   Stock, $.0001               178 West 19th Street
     par value             Huntington Station, NY 11746

--------
     (4) Salvatore Casaccio and Agrippino Casaccio are brothers.


       Common             Dominick J. Morreale, Director                  58,093               0.6%
   Stock, $.0001                RFD 59A Smith Lane
     par value              St. James, New York 11780

       Common               All Executive Officers and                 6,130,001              60.5%
   Stock, $.0001               Directors as a Group
     par value                    (Five persons)


Changes in Control

There are currently no arrangements in place that will result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1996, the Company acquired all of the outstanding shares of three children's care and learning corporations, Eastside Playarobics, Inc., Avenue U Playarobics, Inc. and Baybridge Playarobics, Inc. The shares of these corporations were acquired from two directors and majority shareholders of the Company, Salvatore Casaccio and Agrippino Casaccio, and a relative of the directors, Antonio Casaccio. The shares were acquired for a four year note of $775,000 bearing interest at a rate of 7% per annum, with monthly payments beginning on January 1, 1998. On October 26, 1999 a promissory note was signed to modify the terms of the note to state that the Company shall have no interest on the $775,000 through December 1999. On January 1, 2000 the note shall bear an interest of 7% per annum, with monthly interest only payments beginning on
February 1, 2000 and continuing through February 1, 2001. Beginning March 1, 2001 monthly payments of principal and interest in the amount of $11,918.18 shall be payable on the first of each month through December 31, 2007, at which time the entire unpaid balance shall be due. On March 2, 1999, the Company issued the following 5 directors and officers of the Company common shares of stock at $0.02 per share in exchange for debt:

Name                          Number of Shares Issued      Amount of Debt Paid
-------------------------- ----------------------------- ----------------------
Dr. Dominick J. Morreale            50,000                      $  1,000
Salvatore Casaccio               2,900,000                      $ 58,000
Carmine Notaro                     100,000                      $  2,000
Kevin Gersh                         50,000                      $  1,000
Agrippino Casaccio               2,900,000                      $ 58,000

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8K have been filed during the periods covered by this Form 10-KSB.








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2000

Learner's World, Inc.


                                    /s/ Salvatore Casaccio
                                ------------------------------------------
                                Salvatore Casaccio, President and  Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date


  /s/ Salvatore Casaccio          President and Director          April 14, 2000
--------------------------
Salvatore Casaccio

  /s/ Agrippino Casaccio          Director                        April 14, 2000
--------------------------
Agrippino Casaccio


                                  Director                        April 14, 2000
--------------------------
Carmine Notaro


--------------------------        Director                        April 14, 2000
Kevin Gersh


--------------------------        Director                        April 14, 2000
Dominick J. Morreale

                                INDEX TO EXHIBITS

No.     Page No.          Description

3(i)      *               Certificate of Incorporation of Learner's World, Inc.,
                          a New York corporation, dated June 27, 1996.

3(ii)     *               Certificate   of  Amendment  of  the  Articles  of
                          Incorporation  of the Company filed on April 11, 1997
                          effecting  the  change  of the  authorized  number of
                          shares  to  20,000,000,   par  value  to  $.0001  and
                          effecting a 39,000-for-1 forward split of the issued shares.

3(iii)    *               Certificate   of  Amendment  of  the  Articles  of
                          Incorporation of the Company filed on January 31, 1999 effecting a 1-for-30 reverse split of the issued shares.

3(iv)     *               By-laws of the Company.

10(i)     *               Agreement of Sale dated December 17, 1996, between the
                          Company and Baybridge Playrobics, Inc.

10(ii)    *               Promissory  Note dated  October 26,  1999, between the
                          Company and Antonio Casaccio,  Agrippino  Casaccio and
                          Salvatore Casaccio, showing the terms of payment for the Agreement of Sale dated December 17, 1996.

10(iii)   *               Benefit Plan for the Company dated November 19, 1999.

10(iv)    *               Leases for building located at 369 Avenue U, Brooklyn,
                          New York 11223.

10(v)     *               Leases  for building  located at 208-32 to 208-46 Bell
                          Boulevard, Bayside, New York 11360.

27       21               Financial Data Schedule "CE"



* Incorporated by reference from form 10-SB/A filed March 22, 2000.