Form 10QSB
period 2000-03-31
LEARNERS WORLD INC
filed 2000-05-22
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------.


   Commission file number:000-28513
                             ---------


                              LEARNER'S WORLD, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


          NEW YORK                                      11-3331350
         ----------                                    -----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)





                     369 Avenue U, Brooklyn, New York    11223
                     ------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (718) 449-3194
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 15, 2000 was 10,270,007

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Learner's World, Inc., a New York corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                      2000           1999
                                                                ==============  ===============
                                      ASSETS
Current assets

     Cash                                                      $       10,527   $      23,715
     Receivables                                                        8,416           9,855
     Receivable from shareholders                                    -                 70,000
                                                                -------------    -------------
         Total current assets                                          18,943         103,570
                                                                -------------    -------------
Property and equipment, net of accumulated depreciation             1,001,401         992,499
                                                                -------------    -------------
Other assets

     School licensing                                                   1,447           1,750
     Security deposits                                                 52,214          52,214
     Internet website                                                 160,042         131,744
                                                                -------------    -------------
         Total other assets                                    $      213,703   $     185,708
                                                                -------------    -------------

         Total assets                                          $    1,234,047   $   1,281,777
                                                                =============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

     Accounts and notes payable                                $       60,959   $      71,464
     Taxes payable                                                     62,943          63,352
     Current portion of long term debt - non stockholders              16,296          16,296
                                                                -------------    -------------
         Total current liabilities                                    140,198         151,112
                                                                -------------    -------------

Long-term liabilities

     Term debt - long term portion - non stockholders                   8,376          16,753
     Due to stockholders                                            1,114,726       1,076,921
                                                                -------------    -------------
         Total other liabilities                                    1,123,102       1,093,674
                                                                -------------    -------------

         Total liabilities                                          1,263,300       1,244,786
                                                                -------------    -------------
Stockholders' equity (deficit)
     Commonstock,  $.0001 par value 20,000,000
           shares authorized with 9,776,250 and
           140,000 shares issued and outstanding
           at March 31, 2000 and December 31,
           1999 respectively                                              978             978
     Paid in capital                                                1,197,343       1,197,343
     Stock issued not paid                                           (262,500)       (279,063)
     Retained Earnings (deficit)                                     (965,074)       (882,267)
                                                                -------------    -------------
         Total stockholders' equity (deficit)                         (29,253)         36,991
                                                                -------------    -------------
         Total liabilities and stockholders' equity (deficit)  $    1,234,047   $   1,281,777
                                                                ==============   ============


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDING MARCH 31,


                                                                   2000            1999
                                                            ================  ===============
Revenue                                                     $      390,185    $    338,842

Expenses

     Cost of sales                                                 221,380         225,814

     General and administrative                                    222,504         193,957

     Depreciation, amortization and interest                        29,108          29,606
                                                             -------------     -----------
Income (loss) from continuing operations before
    income taxes                                                   (82,807)       (110,175)

Provision for income taxes                                               -               -
                                                             -------------     -----------


Net (loss)                                                  $      (82,807)   $   (110,175)
                                                             ==============     ===========
 Income (loss) per weighted-average share of common
    stock outstanding

   Basic net (loss) per share                               $        (0.01)    $     (0.04)
                                                             ==============    ============
Weighted-average number of common stock outstanding              7,950,449       2,724,375
                                                             ==============    ============


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDING MARCH 31,


                                                                               2000                1999
                                                                          ==============    =================
Cash Flows From Operating Activities

     Net (loss)                                                         $       (82,807)   $    (110,175)
                                                                          --------------     ------------
Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities

      Depreciation, net of adjustment                                            26,098            8,294
      Amortization                                                                  303                -
      Stock issued for services                                                       -                -
      Interest eliminated and reclassified to paid in capital                         -                -
      Decrease (Increase) in receivables                                          1,439            2,000
      Decrease (Increase) in receivables from stockholders                       70,000          (60,000)
      Increase (Decrease) in accounts and notes payable                         (10,505)         (34,948)
      Increase (Decrease) in taxes payable                                         (409)                -
                                                                          --------------     ------------
                 Net Adjustment                                                  86,926          (84,654)
                                                                          ---------------    ------------
                 Net Cash (Used) In Operating Activities                          4,119         (194,829)
                                                                          --------------     ------------
Cash Flows From Investing Activities

      Purchase of equipment                                                     (35,000)               -
      Purchase of school licensing                                                    -                -
      Internet website                                                          (28,298)               -
                                                                          --------------     ------------
                 Net Cash (Used) By Investing Activities                        (63,298)               -
                                                                          --------------     ------------
Cash Flows From Financing Activities

      (Decrease) Increase in notes and loans payable
        non stockholders                                                         (8,377)          (6,200)
      (Decrease) Increase in notes and loans payable
        stockholders                                                             37,805           42,584
      Proceeds from unpaid capital stock issued                                  16,563          192,500
                                                                          --------------     ------------
                 Net Cash Provided By Financing Activities                       45,991          228,884
                                                                          --------------     ------------
Net Increase (Decrease) In Cash                                                 (13,188)          34,055

Cash - Beginning                                                                 23,715            2,195
                                                                          --------------     ------------
Cash - Ending                                                           $        10,527   $       36,250
                                                                          ==============     ============
Other Information

       Interest paid in cash                                            $         2,707   $       13,563
                                                                          ==============     ============
Non Cash Items

       Stock issued for services                                        $             -    $           -
       Stock issued for debt conversion                                               -          120,000
       Debt to shareholders contributed to paid in capital              $             -    $           -


                             LEARNER'S WORLD, INC.
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

         The interim consolidated financial statements at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited, but include all adjustments which the management considers necessary for a fair presentation. . The December 31, 1999 balance sheet was derived from the Company's audited financial statements.

         The accompanying unaudited consolidated financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying unaudited interim consolidated financial statements for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

         Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         During the first quarter of 2000, Learner's World, Inc., a New York corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) improved its financial condition. The Company increased its revenues over the comparable quarter in 1999. As a direct result of increased revenues for the first quarter of 2000 and the year ended December 31, 1999, the Company's overall financial health improved.

The Company plans to continue its expansion into the child care and adult education fields. This will be accomplished through the building of new locations, the acquisition of suitable locations and its venture onto the Internet with its Internet based educational, test preparation and vocational training web site.

Results of Operations

Gross revenues for the quarter ended March 31, 2000 were $390,185 compared to $338,842 for the same period in 1999, an increase of $51,343. The gross revenues for March 31, 2000, were higher than the comparable quarter in 1999 due to an increase in tuition and fees collected from an increased number of students.

Costs of revenues were $221,380 for the quarter ended on March 31, 2000, compared to $225,814 for the comparable period in 1999, a decrease of approximately 2%.

Gross profit was $168,805 for the quarter ended on March 31, 2000 and $113,028 for the comparable quarter in 1999. Gross profit as a percentage of revenues was 43% and 33%, respectively.

Selling, general, and administrative expenses were $251,612 for the quarter ended on March 31, 2000 and $223,203 for the comparable period in 1999, an increase of $28,409. The primary reason for the increase/decrease was an increase in other administrative costs.

Operating loss was $82,807 during the quarter ended on March 31, 2000, compared to an operating loss of $110,175 for the comparable quarter in 1999. The Company's operating loss decreased for the quarter ended March 31, 2000, as a result of an increase in revenues.

Capital Resources and Liquidity

The Company had a net working capital deficit of $121,255 for the quarter ended March 31, 2000, as compared to a $47,542 deficit at the end of March 31, 1999.

Net stockholders' deficit in the Company was $29,253 as of March 31, 2000, compared to stockholder's equity of $36,991 as of December 31, 1999. The decrease in net stockholder's equity is primarily due to losses in operations.

The Company's cash flows fluctuate during the year due to the seasonal nature ofthe Company's business. Traditionally, enrollments are higher during the period of the year when schools are in regular session (September-May) with lower enrollments during the summer months (June-August). The decline in enrollments during the summer is offset to some degree by the revenues from the Company's summer camps.

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the first quarter of 2000, the Company did not issue any equity securities to finance its operations.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the quarters ended March 31, 2000 or 1999.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $965,074 as of March 31, 2000 compared to a deficit of $882,267 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

above, there can be no  assurances  that  such  methods  will  prove successful.

Year 2000 Compliance

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. As of May 15, 2000, The Company has not experienced any year 2000 problems.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports  were filed on Form 8-K during the quarter.
     -------------------












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May 2000.

Learner's World, Inc.

/s/ Sal Casaccio                                               May 19, 2000
--------------------
President, Chief Executive Officer and Director

/s/ Sal Casaccio                                               May 19, 2000
--------------------
Controller

                                INDEX TO EXHIBITS

EXHIBIT      PAGE       DESCRIPTION
NO.           NO.

3(i)        *    Articles of  Incorporation  of the Company  (note that these were amended by the Articles of Merger constituting  Exhibit
                 2 to this Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form 10-KSB for the year ended December 31, 1993).

3(ii)       *    Bylaws of the Company,  as amended  (incorporated  herein by reference from Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December 31, 1995).

                                 MATERIAL CONTRACTS

10(i)(a)    *    Acquisition  Agreement between the Company's  majority owned
                 subsidiary   Innovative   Property   Development  Corp.  And
                 Diversified   Holdings  -  I,  Inc.,  dated  April  2,  1999
                 (incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10KSB for the period ended December
                 31, 1998).

10(i)(b)    *    Real Estate Purchase  Agreement between Oasis  International
                 Hotel & Casino, Inc., a consolidated subsidiary of the Company, and Pienne Chow Sau Har, consummated on January 11,
                 1999, regarding the sale of a one-half interest in 1.45 acres in Oasis, Nevada (incorporated herein by reference from Exhibit No. 10(i)(b) to the Company's Form 10-KSB for the period ended December 31, 1998).

10(i)(c)    *    Real Estate Purchase  Agreement between Oasis  International
                 Hotel & Casino, Inc., a consolidated subsidiary of the Company, and Oasis Fields, L.L.C., consummated on January
                 11, 1999,  regarding the sale of 2.45 acres in Oasis, Nevada
                 (incorporated herein by reference from Exhibit No. 10(i)(c) to the Company's Form 10-KSB for the period ended December
                 31, 1998).

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.