Form 10KSB/A
period 1999-12-31
LEARNERS WORLD INC
filed 2000-06-05
CIK 1047733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Losses

Net losses for the year ended December 31, 1999 increased to $555,494 from $195,316 for the year ended December 31, 1998, an increase of 84%. The increase in losses was attributable primarily to an increase in general and administrative expenses.

Due to continued expansion of the online testing website the Company expects to continue to incur losses at least through 2000 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the year ended December 31, 1999, increased to $836,722 from $552,977 for the year ended December 31, 1998, an increase of 51%. The increase in general and administrative expenses was the result of an increase in expenses related to the development of the Company's online testing website. The Company estimates that general and administrative expenses attributable to the start up of its test preparation website consumed approximately 20-30% of all general and administrative expenses for periods presented. Development and maintenance of the website will be an ongoing expense. However, with the website having become operational in January of 2000, it is expected that there may be a lesser amount devoted to site development, but an increase in costs associated with site maintenance. At this time, the Company is unable to determine whether ongoing website maintenance costs will be greater or less than any corresponding savings in development costs. Because the website has just become operational in January of 2000, the Company is unable, with any degree of accuracy, to determine when, if ever, the Company will begin to recognize revenue from its test preparation products. Depreciation, amortization and interest expenses for the years ended December 31, 1999 and 1998 were $153,496 and $150,228, respectively.

Cost of Sales

The cost of sales for the year ended December 31, 1999 was $868,515 compared to $744,277 for the year ended December 31, 1998. The increase in the cost of sales was primarily attributable to an increase in labor costs. Cost of sales as a percentage of sales for December 31, 1999 and 1998 respectively, were 67% and 59%.

B.       Liquidity and Capital Resources

At December 31, 1999, the Company had current assets of $103,570 and total assets of $1,150,033 as compared to $38,903 and $1,135,560 for December 31, 1998. The Company had a net working capital deficit of $165,927 at December 31, 1998 compared to 47,542 at December 31, 1999.

Cash flow used in operations was $353,863 for the year ended December 31, 1999, and $173,572 for the year ended December 31, 1998. Cash flow generated from financing activities was $430,750 for the year ended December 31, 1999 and $230,007 for the year ended December 31, 1998.

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

C.       Income Tax Expense

The Company has an income tax benefit resulting from net operating losses of $555,494. Depending on the future results of the operations of the company, this potential tax benefit may or may not be usable. This benefit is not recognized in the financials because the amount of the benefit that may ultimately be recognized is uncertain.

D.       Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

E.       Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 1999 or 1998. The Company has no plans for any significant capital expenditures during the current fiscal year.

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

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $1,014,011 as of December 31, 1999 compared to a deficit of $458,517 at December 31, 1998. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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


  /S/ Sellers & Associaates, P.C.

Sellers & Associates, P.C.
March 23, 2000
Ogden, Utah

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31,

                                                                        1999                    1998
                                                                ==================       =================
                                     ASSETS
Current assets
     Cash                                                      $            23,715     $             2,195
     Receivables                                                             9,855                  36,708
     Receivable from shareholders                                           70,000                       -
                                                                ------------------       -----------------
         Total current assets                                              103,570                  38,903
                                                                ------------------       -----------------
Property and equipment, net of
    accumulated depreciation                                               992,499               1,041,526
                                                                ------------------       -----------------
Other assets
     School licensing                                                        1,750                   2,917
     Security deposits                                                      52,214                  52,214
                                                                ------------------       -----------------
         Total other assets                                    $            53,964     $            55,131
                                                                ------------------       -----------------
         Total assets                                          $         1,150,033     $         1,135,560
                                                                ==================       =================



           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

     Accounts and notes payable                                $            71,464     $           114,458
     Taxes payable                                                          63,352                  64,399
     Current portion of long term debt - non stockholders                   16,296                  25,973
                                                                ------------------       -----------------
         Total current liabilities                                         151,112                 204,830
                                                                ------------------       -----------------

Long-term liabilities

     Term debt - long term portion - non stockholders                       16,753                  36,599
     Due to stockholders                                                 1,076,921               1,251,648
                                                                ------------------       -----------------
         Total other liabilities                                         1,093,674               1,288,247
                                                                ------------------       -----------------

         Total liabilities                                               1,244,786               1,493,077
                                                                ------------------       -----------------

Stockholders' equity (deficit)
     Common stock, $.0001 par value
         20,000,000 shares authorized with 9,776,250 and
         140,000 shares issued and outstanding at
         December 31, 1999 and 1998 respectively                               978                     420
     Paid in capital                                                     1,197,343                 100,580
     Stock issued not paid                                                (279,063)                     -
     Accumulated (deficit)                                              (1,014,011)               (458,517)
                                                                ------------------       -----------------
         Total stockholders' equity (deficit)                              (94,753)               (357,517)
                                                                ------------------       -----------------
         Total liabilities and stockholders' equity (deficit)  $         1,150,033     $         1,135,560
                                                                ==================       =================


                                         LEARNER'S WORLD, INC.
                                           AND SUBSIDIARIES
                              AUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                   FOR THE YEARS ENDING DECEMBER 31,




                                                              1999                 1998
                                                        ==============       ==============
Revenue                                                $     1,303,239      $     1,253,266

Expenses

     Cost of sales                                             868,515              744,277

     General and administrative                                836,722              552,977

     Depreciation, amortization and interest                   153,496              150,228
                                                        --------------       --------------
Income (loss) from continuing operations before

 income taxes                                                (555,494)             (194,216)

Provision for income taxes                                      -                     1,100
                                                        --------------       --------------
Net (loss)                                             $     (555,494)      $      (195,316)
                                                        ==============       ==============


Income (loss) per weighted-average share of common stock outstanding

   Basic net (loss) per share                          $        (0.07)      $         (1.39)
                                                        ==============       ==============
Weighted-average number of common stock outstanding          7,950,449              140,000
                                                        ==============       ==============

                                               LEARNER'S WORLD, INC.
                         AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  For the Years Ended December 31, 1999 and 1998


                                                Common Stock
                                       ===============================                Stock                                Net
                                                                      Paid in         Issued         Accumulated         Equity
                                         Shares         Amount        Capital        Not Paid         (Deficit)         (Deficit)
                                       ===========  ============  ==============  ==============  ================= ===============

Balance as of December 31, 1997          140,000     $      14     $    100,986   $     -            $ (263,201)     $    (162,201)


Net (loss) for the year ended
  December 31, 1998                                                                                    (195,316)          (195,316)

                                       =========     =========     ============    ============      ===========         ==========
Balance as of December 31, 1998          140,000     $      14     $    100,986   $     -           $  (458,517)     $    (357,517)

Shares issued for debt conversion      6,000,000           600          119,400                                            120,000

Shares issued for services               180,000            18           13,782                                             13,800

Shares issued with commitment to pay   3,456,250           346          863,717     (864,063)                                    -

Cash received in 1999 on stock issued                                                515,000                               515,000

Cash received in 2000 on stock issued                                                 70,000                                70,000

Accrued interest eliminated in
  modifying the promissory note due
  to shareholders                                                        99,458                                             99,458

Net (loss) for the year ended
  December 31, 1999                                                                                   (555,494)           (555,494)
                                       ==========    =========    =============    ============    =============         ==========
Balance as of December 31, 1999        9,776,250     $     978    $   1,197,343   $ (279,063)      $(1,014,011)      $     (94,753)
                                       ==========    =========    =============    ============    =============         ==========




See Accompanying Independent Auditor's Report to the Financial Statements


                                           LEARNER'S WORLD, INC.
                                            AND SUBSIDIARIES
                               AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    FOR THE YEARS ENDING DECEMBER 31,


                                                                             1999               1998
                                                                      ================    =================
Cash Flows From Operating Activities
     Net (loss)                                                      $     (555,494)     $     (195,316)
                                                                      -------------       -------------

Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities
      Depreciation                                                          104,394              84,550
      Amortization                                                            1,167                 583
      Stock issued for services                                              13,800               -
      Interest eliminated and reclassified to paid in capital                99,458               -
      Decrease (Increase) in receivables                                     26,853            (29,998)
      Decrease in security deposit                                          -                     4,155
      (Decrease) in accounts and notes payable                             (42,994)            (73,462)
      Increase (decrease) in taxes payable                                  (1,047)              35,916
                                                                      -------------       -------------
                 Net Adjustment                                             201,631              21,744
                                                                      -------------       -------------
                 Net Cash (Used) In Operating Activities                  (353,863)           (173,572)
                                                                      -------------       -------------

Cash Flows From Investing Activities
      Purchase of equipment                                                (55,367)            (64,027)
      Purchase of school licensing                                          -                   (3,500)
                                                                      -------------       -------------
                 Net Cash (Used) By Investing Activities                   (55,367)            (67,527)
                                                                      -------------       -------------
Cash Flows From Financing Activities
      (Decrease) Increase in notes and loans payable
        non stockholders                                                   (29,523)              17,093
      (Decrease) Increase in notes and loans payable
        stockholders                                                       (54,727)             212,914
      Proceeds from issuance of capital stock                               515,000               -
                                                                      -------------       -------------
                 Net Cash Provided By Financing Activities                  430,750             230,007
                                                                      -------------       -------------

Net Increase (Decrease) In Cash                                              21,520            (11,092)

Cash - Beginning                                                              2,195              13,287
                                                                      -------------       -------------
Cash - Ending                                                        $       23,715     $         2,195
                                                                      =============       =============
Other Information

       Interest paid in cash                                         $        2,727     $        10,845
                                                                      =============       =============
Non Cash Items

       Stock issued for services                                     $       13,800     $         -
       Stock issued for debt conversion                                     120,000               -
       Debt to shareholders contributed to paid in capital           $       99,458     $         -

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

Note 8 - Income Taxes

         (Loss) before income taxes at December 31, 1999
         and 1998 consisted of:                                        1999              1998
                                                                  --------------    --------------
         Total                                                    $    (555,000)     $  (194,000)
                                                                    ============      ===========

         The provision for income taxes at December 31, 1999 and 1998 consisted of:

         Current income taxes                                     $        -        $     1,100
                                                                   -------------     -------------
         Total                                                    $        -        $     1,100
                                                                  ==============     =============

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 8 - Income Taxes - Continued

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal and state income tax rates to income (loss) before income taxes. The items causing this difference at December 31, 1999 and 1998 are:

                                                   1999              1998
                                             ---------------   --------------
         Income taxes                        $      94,300     $    26,700

         Change in valuation allowance             (94,300)        (26,700)
                                             --------------     ------------
         Total                               $         -       $        -
                                             ==============     ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are:

                                                      1999              1998
                                                 -------------      ------------
         Deferred tax assets:
           Net operating loss carryforward       $   171,000      $    76,700
                                                  -----------      ----------

         Total gross deferred tax assets             171,000           76,700
         (Less) valuation allowance                 (171,000)         (76,700)
                                                  -----------       ---------

         Net deferred tax assets                         -                -

         Deferred tax liabilities:                       -                -
                                                 ------------      -----------

         Total gross deferred tax liabilities           -                 -
                                                 ------------      -----------

         Net deferred tax                        $      -         $       -
                                                 ============      ===========

         The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 are $171,000 and $76,700 respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was $94,300 and $26,700 respectively.

         During 1999, the Company made no cash payments on income taxes.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 8 - Income Taxes - Continued

         As of December 31, 1999, the Company has available for income tax purposes approximately $924,000 in net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2012. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could eliminate, reduce or defer the utilization of these losses. Management is of the opinion the ownership changes during 1999 did not cause the Company to lose the utilization of its net operating loss carry forwards.

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

         However, stockholders' equity (deficit) has improved from $(357,517) at December 31, 1998 to $(94,753) at December 31, 1999. Management is seeking additional fundings through revenues, borrowings and stock issues. During 1999, the Company raised $528,800 in capital ($515,000 in cash and $13,800 in exchange for services). At December 31, 1999, an additional $349,063 is scheduled to be received during 2000, of which $70,000 has been received by March 23, 2000.

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








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of June, 2000

Learner's World, Inc.


                                    /s/ Salvatore Casaccio
                                ------------------------------------------
                                Salvatore Casaccio, President and  Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date


  /s/ Salvatore Casaccio          President and Director          June 2, 2000
--------------------------
Salvatore Casaccio

  /s/ Agrippino Casaccio          Director                        June 2, 2000
--------------------------
Agrippino Casaccio


  /s/ Carmine Notaro              Director                        June 2, 2000
--------------------------
Carmine Notaro


--------------------------        Director                        June 2, 2000
Kevin Gersh


--------------------------        Director                        June 2, 2000
Dominick J. Morreale

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