Form 10QSB/A
period 2000-03-31
LEARNERS WORLD INC
filed 2000-06-05
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                      2000           1999
                                                                ==============  ===============
                                      ASSETS
Current assets

     Cash                                                      $       10,527   $      23,715
     Receivables                                                        8,416           9,855
     Receivable from shareholders                                    -                 70,000
                                                                -------------    -------------
         Total current assets                                          18,943         103,570
                                                                -------------    -------------
Property and equipment, net of accumulated depreciation             1,001,401         992,499
                                                                -------------    -------------
Other assets

     School licensing                                                   1,447           1,750
     Security deposits                                                 52,214          52,214
                                                                -------------    -------------
         Total other assets                                    $       53,661   $      53,964
                                                                -------------    -------------
         Total assets                                          $    1,074,005   $   1,150,033
                                                                =============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

     Accounts and notes payable                                $       60,959   $      71,464
     Taxes payable                                                     62,943          63,352
     Current portion of long term debt - non stockholders              16,296          16,296
                                                                -------------    -------------
         Total current liabilities                                    140,198         151,112
                                                                -------------    -------------

Long-term liabilities

     Term debt - long term portion - non stockholders                   8,376          16,753
     Due to stockholders                                            1,114,726       1,076,921
                                                                -------------    -------------
         Total other liabilities                                    1,123,102       1,093,674
                                                                -------------    -------------
         Total liabilities                                          1,263,300       1,244,786
                                                                -------------    -------------
Stockholders' equity (deficit)
     Commonstock,  $.0001 par value 20,000,000
           shares authorized with 9,776,250 and
           140,000 shares issued and outstanding
           at March 31, 2000 and December 31,
           1999 respectively                                              978             978
     Paid in capital                                                1,197,343       1,197,343
     Stock issued not paid                                           (262,500)       (279,063)
     Retained Earnings (deficit)                                   (1,125,116)     (1,014,011)
                                                                -------------    -------------
         Total stockholders' equity (deficit)                        (189,295)        (94,753)
                                                                -------------    -------------
         Total liabilities and stockholders' equity (deficit)  $    1,074,005   $   1,150,033
                                                                ==============   ============


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDING MARCH 31,


                                                                   2000            1999
                                                            ================  ===============
Revenue                                                     $      390,185    $    338,842

Expenses

     Cost of sales                                                 221,380         225,814

     General and administrative                                    250,802         193,597

     Depreciation, amortization and interest                        29,108          29,606
                                                             -------------     -----------
Income (loss) from continuing operations before
    income taxes                                                  (111,105)       (110,175)

Provision for income taxes                                               -               -
                                                             -------------     -----------


Net (loss)                                                  $     (111,105)   $   (110,175)
                                                             ==============     ===========
 Income (loss) per weighted-average share of common
    stock outstanding

   Basic net (loss) per share                               $        (0.01)    $     (0.04)
                                                             ==============    ============
Weighted-average number of common stock outstanding              7,950,449       2,724,375
                                                             ==============    ============


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDING MARCH 31,


                                                                               2000                1999
                                                                          ==============    =================
Cash Flows From Operating Activities

     Net (loss)                                                         $       (111,105)   $    (110,175)
                                                                          --------------     ------------
Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities

      Depreciation, net of adjustment                                            26,098            8,294
      Amortization                                                                  303                -
      Stock issued for services                                                       -                -
      Interest eliminated and reclassified to paid in capital                         -                -
      Decrease (Increase) in receivables                                          1,439            2,000
      Decrease (Increase) in receivables from stockholders                       70,000          (60,000)
      Increase (Decrease) in accounts and notes payable                         (10,505)         (34,948)
      Increase (Decrease) in taxes payable                                         (409)                -
                                                                          --------------     ------------
                 Net Adjustment                                                  86,926          (84,654)
                                                                          ---------------    ------------
                 Net Cash (Used) In Operating Activities                        (24,179)         (194,829)
                                                                          --------------     ------------
Cash Flows From Investing Activities

      Purchase of equipment                                                     (35,000)               -
      Purchase of school licensing                                                    -                -
                                                                          --------------     ------------
                 Net Cash (Used) By Investing Activities                        (35,000)               -
                                                                          --------------     ------------
Cash Flows From Financing Activities

      (Decrease) Increase in notes and loans payable
        non stockholders                                                         (8,377)          (6,200)
      (Decrease) Increase in notes and loans payable
        stockholders                                                             37,805           42,584
      Proceeds from unpaid capital stock issued                                  16,563          192,500
                                                                          --------------     ------------
                 Net Cash Provided By Financing Activities                       45,991          228,884
                                                                          --------------     ------------
Net Increase (Decrease) In Cash                                                 (13,188)          34,055

Cash - Beginning                                                                 23,715            2,195
                                                                          --------------     ------------
Cash - Ending                                                           $        10,527   $       36,250
                                                                          ==============     ============
Other Information

       Interest paid in cash                                            $         2,707   $       13,563
                                                                          ==============     ============
Non Cash Items

       Stock issued for services                                        $             -    $           -
       Stock issued for debt conversion                                               -          120,000
       Debt to shareholders contributed to paid in capital              $             -    $           -


                     LEARNER'S WORLD, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

NOTE 2 - INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

NOTE 3 - YEAR 2000/2001 CONSIDERATIONS

         Management has assessed the Company's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000/2001 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Company's operation will be 2000/2001 compliant, the Company remains susceptible to consequences of the year 2000/2001 issue.

NOTE 4 - COMMON STOCK

         On February 25, 1999, the Company amended its articles of incorporation. The articles of incorporation, as amended, made a 30 for 1 reverse stock split, effective March 1, 1999. This 30 for 1 reverse stock split has been recognized in these financial statements retroactive to December 31, 1998 for comparative purposes.

         In March 1999, the Company issued new stock under Rule 504 Regulation D offering. The issuance of 3,506,250 shares were issued for $876,562 of which $614,062 has been received as of March 31, 2000. The amount receivable of $262,500 is fully secured by marketable securities.

NOTE 5 - GOING CONCERN

         The Company has a net equity deficit of $208,238 at March 31, 2000, which is $113,485 more deficit than at December 31, 1999. Unless additional funds are obtained, either from positive cash flow from operations or from other sources, the Company could jeopardize its ability to continue as a going concern. Presently, the majority shareholders continue funding the operations of the Company when needed.

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

Selling, general, and administrative expenses were $279,910 for the quarter ended on March 31, 2000 and $223,203 for the comparable period in 1999, an increase of $56,707. The primary reason for the increase/decrease was an increase in other administrative costs.

Operating loss was $111,105 during the quarter ended on March 31, 2000, compared to an operating loss of $110,175 for the comparable quarter in 1999. The Company's operating loss increased less than 1% for the quarter ended March 31, 2000.

Capital Resources and Liquidity

The Company had a net working capital deficit of $121,255 for the quarter ended March 31, 2000, as compared to a $47,542 deficit at the end of March 31, 1999.

Net stockholders' deficit in the Company was $189,295 as of March 31, 2000, compared to stockholder's deficit of $94,753 as of December 31, 1999. The decrease in net stockholder's equity is primarily due to losses in operations.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $1,125,116 as of March 31, 2000 compared to a deficit of $1,014,011 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

(b)  Reports on Form 8-K. No reports  were filed on Form 8-K during the quarter.
     -------------------












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of June 2000.

Learner's World, Inc.

/s/ Sal Casaccio                                               June 2, 2000
--------------------
President, Chief Executive Officer and Director

/s/ Sal Casaccio                                               June 2, 2000
--------------------
Controller

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