Form 10KSB/A
period 1999-12-31
LEARNERS WORLD INC
filed 2000-07-18
CIK 1047733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A-1

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

According to, published reports and magazine articles, the Company's target customers are showing a growing interest in the Company's proposed educational format, categorized as distance learning. The increased level of advertising by degree granting colleges and universities is making more and more people aware of the benefits and legitimacy of distance learning via the Internet. Internet World magazine gives examples of "The Internet Education" which included online degree programs offered by traditional institutions such as Penn State and Indiana University, as well as nontraditional entities such as University Online and the Global Network Academy. Businesses see profits in the estimated $670 billion the United States spends on education each year (growing about 3% a year) and the 67 million students in the United States alone.

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








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of July, 2000

Learner's World, Inc.


                                    /s/ Salvatore Casaccio
                                ------------------------------------------
                                Salvatore Casaccio, President and  Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date


  /s/ Salvatore Casaccio          President and Director          July 18, 2000
--------------------------
Salvatore Casaccio

  /s/ Agrippino Casaccio          Director                        July 18, 2000
--------------------------
Agrippino Casaccio


  /s/                             Director                        July 18, 2000
--------------------------
Carmine Notaro


--------------------------        Director                        July 17, 2000
Kevin Gersh


--------------------------        Director                        July 17, 2000
Dominick J. Morreale

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