Form 10QSB
period 2000-06-30
LEARNERS WORLD INC
filed 2000-08-15
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to -------------- .


         Commission file number:000-28513
                                ---------


                              LEARNER'S WORLD, INC.
        (Exact name of small business issuer as specified in its charter)





                NEW YORK                              11-3331350
               ----------                            -----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)





                     369 Avenue U, Brooklyn, New York 11223
                     --------------------------------------
               (Address of principal executive office) (Zip Code)


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

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 9,916,250

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Learner's World, Inc. and subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]



                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                               As of June 30, 2000


                                     ASSETS

Current assets
     Cash                                                                  $            17,063
     Receivables                                                                         8,416
     Receivable from shareholders                                                            -
                                                                            ------------------
         Total current assets                                                           25,479
                                                                            ------------------

Property and equipment, net of accumulated depreciation                                975,303
                                                                            ------------------

Other assets

     School licensing                                                                    1,144
     Security deposits                                                                  52,214
                                                                            ------------------
         Total other assets                                                $            53,358
                                                                            ------------------

         Total assets                                                      $         1,054,140
                                                                            ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

     Accounts and notes payable                                            $            90,906
     Taxes payable                                                                      65,565
     Current portion of long term debt - non stockholders                               16,296
                                                                            ------------------
         Total current liabilities                                                     172,767
                                                                            ------------------

Long-term liabilities

     Term debt - long term portion - non stockholders                                    4,377
     Due to stockholders                                                             1,114,726
                                                                            ------------------
         Total other liabilities                                                     1,119,103
                                                                            ------------------

         Total liabilities                                                           1,291,870
                                                                            ------------------

Stockholders' equity (deficit)

     Common stock, $.0001 par value
         20,000,000 shares authorized with 9,776,250 and
         140,000 shares issued and outstanding                                             978
     Paid in capital                                                                 1,197,343
     Stock issued (not paid)                                                         (262,500)
     Retained Earnings (deficit)                                                   (1,173,551)
                                                                            ------------------
         Total stockholders' equity (deficit)                                        (237,730)
                                                                            ------------------

         Total liabilities and stockholders' equity (deficit)              $         1,054,140
                                                                            ==================



                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDING JUNE 30,



                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,

                                                             2000            1999              2000               1999
                                                     ============    ============    ==============    ===============
Revenue                                            $      365,581   $     323,586   $       755,766   $        662,428
                                                      ============    ============    ==============    ===============

Expenses

    Cost of sales                                         199,610         241,658           420,990            467,472

    General and administrative                            185,293         185,923           436,095            379,520

    Depreciation, amortization and interest                29,113          69,030            58,221             98,636
                                                      ------------    ------------    --------------    ---------------

Total expenses                                            414,016         496,611           915,306            945,628
                                                      ------------    ------------    --------------    ---------------

Income (loss) from continuing operations
  before income taxes                                     (48,435)       (173,025)         (159,540)          (283,200)

Provision for income taxes                                        -           600                 -                600
                                                      ------------    ------------    --------------    ---------------

Net (loss)                                         $      (48,435)   $   (173,625)   $     (159,540)   $      (283,800)
                                                      ============    ============    ==============    ===============

Income (loss) per weighted-average share
  of common stock outstanding
    Basic net (loss) per share                     $        (0.00)   $      (0.03)   $        (0.07)   $         (0.05)
                                                      ============    ============    ==============    ===============

Weighted-average number of common
  stock outstanding                                     9,776,250       6,206,979         9,776,250          6,206,979
                                                      ============    ============    ==============    ===============



                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE MONTHS ENDING JUNE 30,

                                                                                2000           1999
                                                                         ===============  ================
Cash Flows From Operating Activities
     Net (loss)                                                           $     (159,540) $    (283,800)
                                                                            ------------  -------------

Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities

      Depreciation, net of adjustment                                             52,196         71,474
      Amortization                                                                   606              -
      Stock issued for services                                                        -              -
      Interest eliminated and reclassified to paid in capital                          -              -
      Decrease (Increase) in receivables                                           1,439              -
      Decrease (Increase) in receivables from stockholders                        70,000        (50,000)
      Increase (Decrease) in accounts and notes payable                           19,442        (49,121)
      Increase (Decrease) in taxes payable                                         2,213              -
                                                                            ------------  -------------
                 Net Adjustment                                                  145,896        (27,647)
                                                                            ------------  -------------

                 Net Cash (Used) In Operating Activities                         (13,644)      (311,447)
                                                                            ------------  -------------

Cash Flows From Investing Activities

      Purchase of equipment                                                      (35,000)       (63,132)
      Purchase of school licensing                                                     -              -
                                                                            ------------  -------------
                 Net Cash (Used) By Investing Activities                         (35,000)       (63,132)
                                                                            ------------  -------------

Cash Flows From Financing Activities

      (Decrease) Increase in notes and loans payable

        non stockholders                                                         (12,376)        (6,200)
      (Decrease) Increase in notes and loans payable
        stockholders                                                              37,805         42,584
      Proceeds from unpaid capital stock issued                                   16,563        352,500
                                                                            ------------  -------------
                 Net Cash Provided By Financing Activities                        41,992        388,884
                                                                            ------------  -------------

Net Increase (Decrease) In Cash                                                   (6,652)        14,305

Cash - Beginning                                                                  23,715          2,195
                                                                            ------------  -------------

Cash - Ending                                                             $       17,063 $       16,500
                                                                            =============  =============

Other Information

       Interest paid in cash                                              $        5,419 $            -
                                                                            =============  =============

Non Cash Items

       Stock issued for services                                          $            -$             -
       Stock issued for debt conversion                                                -        120,000
       Debt to shareholders contributed to paid in capital                $            -$             -


                     LEARNER'S WORLD, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

         The interim consolidated financial statements at June 30, 2000 and for the six month periods ended June 30, 2000 and 1999 are unaudited, but include all adjustments which the management considers necessary for a fair presentation. . The December 31, 1999 balance sheet was derived from the Company's audited financial statements.

         The accompanying unaudited consolidated financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying unaudited interim consolidated financial statements for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3 - COMMON STOCK

         On February 25, 1999, the Company amended its articles of incorporation. The articles of incorporation, as amended, made a 30 for 1 reverse stock split, effective March 1, 1999. This 30 for 1 reverse stock split has been recognized in these financial statements retroactive to December 31, 1998 for comparative purposes.

         In March 1999, the Company issued new stock under Rule 504 Regulation D offering. The issuance of 3,506,250 shares were issued for $876,562 of which $614,062 has been received as of June 30, 2000. The amount receivable of $262,500 is secured by marketable securities.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

As used herein the term "Company" refers to Learner's World, Inc., a New York Corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formed on June 28, 1996, with the intent to own and operate facilities for the care, education and recreation of children. In December 1996, the Company acquired three children's care and learning facilities from three affiliated corporations for a four year note of $775,000, bearing interest at the rate of 7% per annum. (See "Certain Relationships and Related Transactions"). The Company's facilities are at the following locations in the New York metropolitan area: (i) 369 Avenue U, Brooklyn, New York, established in May 1993; (ii) 1535 First Avenue, New York New York established in September 1994, the Company has since moved the location of this facility to 432 Lakeville, Lake Success, New York 11402; and (iii) 208-34 Cross Island Parkway, Bayside, New York, established in June 1994. The Company provides the following services for children and students: (1) day care and recreational services for children between the ages of two and one-half and ten, (2) academic tutorial services for students of all ages through high school, (3) instruction in computer skills and functions for students and adults, and (4) psychological diagnostic and remedial services for children, provided through licensed consulting professionals.

The Company's earns revenue from tuition and fees, generally charged on an hourly basis for day care, tutoring and computer instruction. Charges for diagnostic and treatment services are also currently made on an hourly basis. Although the Company's family entertainment centers, which include locations in Manhattan, Brooklyn and Queens, are financially solvent, the addition of child care, tutorial and computer instruction has enhanced revenue as these programs operate mostly during the hours when the play activities are minimal. All of these services are easily and logically merged. They are compatible in both theme and space utilization.

The Company also has several products and plans for others which have been used to create a dynamic interactive on line test preparation and vocational training website. The Company's new website became fully operational in January of 2000 and is located on the Internet at www.learnersworld.com. Through this website the Company plans to offer to the public a location on the Internet where the customers can prepare for tests such as the SAT and other educational exams including but not limited to medical, law, and business. The site will be designed to help customers prepare for vocational tests, such as civil service, post office, park ranger, police or firefighters The Company also hopes to be able in the future to offer courses in other professions such as insurance agent, stock broker, or real estate agent. The Company intends to bring this content to the Internet and pair it with existing and emerging software to create an exciting interactive on line learning environment.

The Company intends to supply online computer based training to be used to prepare for vocational and educational placement testing. All test preparation courses will be interactive with live chat rooms and instructor availability. Each course includes simulated test environment for time and content as well as a specific section on test taking techniques for the particular exam By offering it's services online, the Company will attempt to address a perceived need for alternative modes of training that are both flexible and convenient. Unlike the current educational offerings now available on the Internet, which are mostly university or government based or highly technical in content, the Company intends to offer training which will assist people to obtain necessary knowledge or certification to prepare for exams and to train for new skills. The exams/training which the Company intends to offer will help the customer to obtain such benefits as gaining employment or advancing in their current careers and advancing their educational goals.

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

Results of Operations

During the second quarter of 2000, the Company continued to improve its financial condition. The Company increased its revenues over the comparable quarter and six month period in 1999. As a direct result of increased revenues for the second quarter of 2000 and the year ended December 31, 1999, the Company's overall financial health is improving.

Three Months ended June 30, 2000.  Six Months ended June 30, 2000

Gross revenues for the three months ended June 30, 2000 were $365,581 compared to $323,586 for the same period in 1999, an increase of $41,995. The gross revenues for the three months ended June 30, 2000, were higher than the comparable three months in 1999 due to an increase in tuition and fees collected from an increased number of students.

Gross revenues for the six months ended June 30, 2000 were $755,766 compared to $662,428 for the same period in 1999, an increase of $93,338. The gross revenues for the six months ended June 30, 2000, were higher than the comparable six months in 1999 due to an increase in tuition and fees collected from an increased number of students.

Costs of revenues were $199,610 for the three months ended on June 30, 2000, compared to $241,658 for the comparable period in 1999, a decrease of approximately 17.4%.

Costs of revenues were $420,990 for the six months ended on June 30, 2000, compared to $467,472 for the comparable period in 1999, a decrease of approximately 10%.

Net losses were $48,435 for the three months ended on June 30, 2000 and $173,625 for the comparable three months in 1999. Net loss as a percentage of revenues for the three month periods were -13% and -53%, respectively. The decrease in net losses resulted from a decrease in total expenses coupled with an increase in revenues.

Net losses were $159,540 for the six months ended on June 30, 2000 and $283,800 for the comparable six months in 1999. Net loss as a percentage of revenues for the six month periods were -21% and -67%, respectively. The decrease in net losses resulted from a decrease in total expenses coupled with an increase in revenues.

General, and administrative expenses were $185,293 for the three months ended on June 30, 2000 and $185,923 for the comparable period in 1999, a decrease of $630, or less than 1%.

General, and administrative expenses were $436,095 for the six months ended on June 30, 2000 and $379,520 for the comparable period in 1999, an increase of $56,575. The primary reason for the increase was an increase in administrative costs during the first quarter.

Operating loss was $48,435 during the three months ended on June 30, 2000, compared to an operating loss of $173,625 for the comparable three months in 1999. The Company's operating loss decreased $125,190 or 72% for the three months ended June 30, 2000 because of a decline in cost of revenues and General and Administrative costs coupled with an increase in revenues.

Operating loss was $159,540 during the six months ended on June 30, 2000, compared to an operating loss of $283,800 for the comparable six months in 1999. The Company's operating loss decreased $124,260 or 43.8% for the six months ended June 30, 2000 because of a decline in cost of revenues and General and Administrative costs coupled with an increase in revenues.

Capital Resources and Liquidity

The Company had a net working capital deficit of $147,288 for the six months ended June 30, 2000, as compared to a $47,524 net working capital deficit as of December 31, 1999.

Net stockholders' deficit in the Company was $237,730 as of June 30, 2000, compared to stockholder's equity of $36,991 as of December 31, 1999. The decrease in net stockholder's equity is primarily due to losses in operations.

Cash flows used in operations were $13,644 for the six months ended June 30, 2000 as compared to cash flows used in operations of $311,477 for the comparable period in 1999. Negative cash flows are primarily attributable to marketing costs.

Cash flows used by investing activities were $35,000 for the six months ended June 30, 2000 and $63,132 for the six months ended June 30, 1999. The Company's investing activities have been primarily in the purchase of equipment used in generating revenues.

Cash flows generated from financing activities were $41,992 for the six months ending June 30, 2000, as compared to $388,884 for the comparable period in 1999. The Company's financing activities have primarily consisted of private placements of its common stock.

The Company's cash flows fluctuated during the year due to the seasonal nature of the Company's business. Traditionally, enrollments are higher during the period of the year when schools are in regular session (September-May) with lower enrollments during the summer months (June-August). The decline in enrollments during the summer is offset to some degree by the revenues from the Company's summer camps.

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the second quarter of 2000, the Company did not issue any equity securities to finance its operations.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the quarter ended June 30, 2000.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $1,173,551 as of June 30, 2000 compared to a deficit of $1,014,011 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Year 2000 Compliance

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. As of August 1, 2000, The Company has not experienced any year 2000 problems.

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





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of August, 2000.

Learner's World, Inc.

/s/ Sal Casaccio                               August 10, 2000
-----------------
President, Chief Executive Officer and Director



/s/ Sal Casaccio                               August 10, 2000
-------------------
Controller

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

27                  Financial Data Schedule "CE"

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.