Form 10QSB
period 2000-09-30
LEARNERS WORLD INC
filed 2000-11-20
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --------------


         Commission file number:000-28513
                                ---------


                              LEARNER'S WORLD, INC.
        (Exact name of small business issuer as specified in its charter)





            NEW YORK                                     11-3331350
           ----------                                   ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





                     369 Avenue U, Brooklyn, New York      11223
                     ---------------------------------------------
               (Address of principal executive office)  (Zip Code)


                                 (718) 449-3194
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2000 was 10,297,250

                                TABLE OF CONTENTS

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

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Learner's World, Inc., a New York corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


                              LEARNER'S WORLD, INC.
                               AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            As of September 30, 2000

                                     ASSETS
Current assets
     Cash                                                               $            -
     Receivables                                                                 8,416
     Receivable from shareholders                                                    -
                                                                         -------------
         Total current assets                                                    8,416
                                                                         -------------
Property and equipment, net of accumulated depreciation                        949,205
                                                                         -------------
Other assets
     School licensing                                                              841
     Security deposits                                                          52,214
                                                                         -------------
         Total other assets                                             $       53,055
                                                                         -------------
         Total assets                                                   $    1,010,676
                                                                         =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts and notes payable                                         $       82,059
     Taxes payable                                                              65,029
     Current portion of long term debt - non stockholders                       57,803
                                                                         -------------
         Total current liabilities                                             204,891
                                                                         -------------
Long-term liabilities
     Term debt - long term portion - non stockholders                              378
     Due to stockholders                                                     1,152,526
                                                                         -------------
         Total other liabilities                                             1,152,904
                                                                         -------------
         Total liabilities                                                   1,357,795
                                                                         -------------
Stockholders' equity (deficit)
     Common stock, $.0001 par value
         20,000,000 shares authorized with 10,297,250 and
         140,000 shares issued and outstanding                                   1,030
     Paid in capital                                                         1,282,521
     Stock issued (not paid)                                                 (262,500)
     Retained Earnings (deficit)                                           (1,368,170)
                                                                         -------------
         Total stockholders' equity (deficit)                                (347,119)
                                                                         -------------
         Total liabilities and stockholders' equity (deficit)           $    1,010,676
                                                                         =============


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30,


                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,

                                                               2000            1999             2000              1999
                                                    =============== ===============  ===============   ===============
Revenue                                            $       309,016  $      298,007 $      1,064,782  $        960,435
                                                    -------------- ---------------  ---------------   ---------------
Expenses

    Cost of sales                                          184,601         132,286          605,591           599,758

    General and administrative                             238,705         197,995          674,800           577,515

    Depreciation, amortization and interest                 30,329          18,463           88,550           117,099
                                                    -------------- ---------------  ---------------   ---------------
Total expenses                                             453,635         348,744        1,368,941         1,294,372
                                                    -------------- ---------------  ---------------   ---------------
Income (loss) from continuing operations
  before income taxes                                     (194,619)        (50,737)        (354,159)         (333,937)

Provision for income taxes                                        -            200                -               800
                                                    --------------- --------------  ---------------   ---------------
Net (loss)                                         $      (194,619)  $     (50,937) $      (354,159)  $      (334,737)
                                                    =============== ==============  ===============   ===============

Income (loss) per weighted-average share
  of common stock outstanding
    Basic net (loss) per share                     $         (0.02)  $       (0.01) $         (0.04)  $         (0.05)
                                                    =============== ==============  ===============   ===============
Weighted-average number of common
  stock outstanding                                     10,040,250       9,646,250        9,864,250         6,430,833
                                                    =============== =============== ===============   ===============



                                              LEARNER'S WORLD, INC.
                                                AND SUBSIDIARIES
                               UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDING SEPTEMBER 30,

                                                                                 2000              1999
                                                                            ===============  ================
Cash Flows From Operating Activities
     Net (loss)                                                           $       (354,159) $       (334,737)
                                                                            ---------------  ----------------

Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities
      Depreciation, net of adjustment                                                78,294            63,413
      Amortization                                                                      909                 -
      Stock issued for services                                                      35,230                 -
      Interest eliminated and reclassified to paid in capital                             -                 -
      Decrease (Increase) in receivables                                              1,439                 -
      Decrease (Increase) in receivables from stockholders                           70,000                 -
      Increase (Decrease) in accounts and notes payable                              10,595          (11,358)
      Increase (Decrease) in taxes payable                                            1,677               281
                                                                            ---------------  ----------------
                 Net Adjustment                                                     198,144            52,336
                                                                            ---------------  ----------------
                 Net Cash (Used) In Operating Activities                           (156,015)         (282,401)
                                                                            ---------------  ----------------
Cash Flows From Investing Activities
      Purchase of equipment                                                         (35,000)           (6,202)
      Purchase of school licensing                                                        -                 -
                                                                            ---------------  ----------------
                 Net Cash (Used) By Investing Activities                            (35,000)           (6,202)
                                                                            ---------------  ----------------
Cash Flows From Financing Activities
      (Decrease) Increase in notes and loans payable
        non stockholders - Net                                                       25,132          (23,610)
      (Decrease) Increase in notes and loans payable
        stockholders                                                                 75,605          (77,514)
      Proceeds from unpaid capital stock issued                                      16,563           390,000
      Proceeds from additional stock issued                                          50,000                 -
                                                                            ---------------  ----------------
                 Net Cash Provided By Financing Activities                          167,300           288,876
                                                                            ---------------  ----------------
Net Increase (Decrease) In Cash                                                     (23,715)               273

Cash - Beginning                                                                     23,715             2,195
                                                                            ---------------  ----------------

Cash - Ending                                                             $               - $           2,468
                                                                            ===============  ================
Other Information
       Interest paid in cash                                              $           9,347 $               -
                                                                            ===============  ================
Non Cash Items
       Stock issued for services                                          $          35,230 $          13,800
       Stock issued for debt conversion                                                   -           120,000
       Debt to shareholders contributed to paid in capital                $               - $          99,458
       Interest accrued but not paid to stockholders                                      -            40,688


                     EARNER'S WORLD, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements at September 30, 2000 and for the nine month periods ended September 30, 2000 and 1999 are unaudited, but include all adjustments which management considers necessary for a fair presentation.

         The accompanying unaudited consolidated financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying unaudited interim consolidated financial statements for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

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

         In March 1999, the Company issued new stock under Rule 504 Regulation D offering. The issuance of 3,506,250 shares were issued for $876,562 of which $614,062 has been received as of September 30, 2000. The amount receivables of $262,500 are secured by marketable securities.

                     LEARNER'S WORLD, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 3 - COMMON STOCK (continued)

         In August, 2000 the Company entered into an agreement whereby it issued 271,000 shares of new stock for services rendered, for $35,230, the market value of the stock that day. And, it also gave an option to buy an additional 250,000 shares of stock for $0.20 per share. In September, 2000 the option as exercised and the Company received $50,000 cash and issued the 250,000 shares of new stock.








                      [THIS SPACE LEFT BLANK INTENTIONALLY]

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

The Company generates revenue from tuition and fees, generally charged on an hourly basis for day care, tutoring and computer instruction. Charges for diagnostic and treatment services are also currently made on an hourly basis. Although the Company's family entertainment centers, which include locations in Manhattan, Brooklyn and Queens, are financially solvent, the addition of child care, tutorial and computer instruction has enhanced revenue as these programs operate mostly during the hours when the play activities are minimal. All of these services are easily and logically merged. They are compatible in both theme and space utilization.

The Company also has several products and plans for others which have been used to create a dynamic interactive online test preparation and vocational training website. The Company's new website became fully operational in January of 2000 and is located on the Internet at www.learnersworld.com. Through this website, the Company plans to offer to the public a location on the Internet where the customers can prepare for tests such as the SAT and other educational exams including but not limited to medical, law, and business. The site will be designed to help customers prepare for vocational tests, such as civil service, post office, park ranger, police or firefighters The Company also hopes to be able in the future to offer courses in other professions such as insurance agent, stock broker, or real estate agent. The Company intends to bring this content to the Internet and pair it with existing and emerging software to create an exciting interactive online learning environment.

The Company intends to supply online computer based training to be used to prepare for vocational and educational placement testing. All test preparation courses will be interactive with live chat rooms and instructor availability. Each course includes a simulated test environment for time and content as well as a specific section on test taking techniques for the particular exam. By offering its services online, the Company will attempt to address a perceived need for alternative modes of training that are both flexible and convenient. Unlike the current educational offerings now available on the Internet, which are mostly university or government based or highly technical in content, the Company intends to offer training which will assist people to obtain necessary knowledge or certification to prepare for exams and to train for new skills. The exams/training which the Company intends to offer will help the customer to obtain such benefits as gaining employment or advancing in their current careers and advancing their educational goals.

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

Results of Operations

During the third quarter of 2000, the Company continued to improve its financial condition. The Company increased its revenues over the comparable quarter and nine month period in 1999. Due to seasonal fluctuations in enrollments, which historically decrease the Company's revenues during the summer months, revenues for the third quarter were less than those received in the second quarter. However, as compared to revenues for the third quarter of 1999, and the year ended December 31, 1999, the Company's overall financial health has improved.

Three Months ended September 30, 2000.  Nine Months ended September30, 2000

Gross revenues for the three months ended September30, 2000, were $309,016 compared to $298,007 for the same period in 1999, an increase of $11,009. The gross revenues for the three months ended September30, 2000, were higher than the comparable three months in 1999 due to an increase in tuition and fees collected from an increased number of students.

Gross revenues for the nine months ended September30, 2000 were $1,064,782 compared to $960,435 for the same period in 1999, an increase of $104,347. The gross revenues for the nine months ended September30, 2000, were higher than the comparable nine months in 1999 due to an increase in tuition and fees collected from an increased number of students.

Costs of revenues were $184,601 for the three months ended on September30, 2000, compared to $132,286 for the comparable period in 1999, an increase of approximately 40%.

Costs of revenues were $605,591 for the nine months ended on September30, 2000, compared to $599,758 for the comparable period in 1999, an increase of approximately 1%.

Net losses were $194,619 for the three months ended on September 30, 2000 and $50,937 for the comparable three months in 1999. Net loss as a percentage of revenues for the three month periods were-63% and -17%, respectively. The increase in net losses for the three month period ended September 30, 2000, resulted from an increase in cost of revenues of $52,315 due to an increase in upgrading curriculum and computer related expenses coupled with a decrease in revenues due to increased competition from similar services.

Net losses were $354,159 for the nine months ended on September30, 2000 and $334,737 for the comparable nine months in 1999. Net loss as a percentage of revenues for the nine month periods were -33% and -35%, respectively. The increase in net losses resulted from increased costs relating to system maintenance and curriculum upgrades as well as a decrease in revenues due to increased competition.

General, and administrative expenses were $238,705 for the three months ended on September 30, 2000, and $197,995 for the comparable period in 1999, an increase of $40,710, or 20.6%. The increase in expenses is due to an increased marketing campaign designed to stem the effects of increased competition.

General, and administrative expenses were $674,800 for the nine months ended on September30, 2000 and $577,515 for the comparable period in 1999, an increase of $97,285, or 16.8%. The primary reason for the increase was an increase in administrative costs during the first three quarters from marketing and general staffing related cost increases.

Operating loss was $194,619 during the three months ended on September 30, 2000, compared to an operating loss of $50,737 for the comparable three months in 1999. The Company's operating loss increased $143,882 or 283% for the three months ended September 30, 2000 because of an increase in continuing operations expenses coupled with an decrease in revenues due to increased competition

Operating loss was $354,159 during the nine months ended on September30, 2000, compared to an operating loss of $333,337 for the comparable nine months in 1999. The Company's operating loss increased $20,822 or 5.88% for the nine months ended September 30, 2000 because of an increase in expenses and a decrease in revenues.

Capital Resources and Liquidity

The Company had a net working capital deficit of $147,288 for the nine months ended September30, 2000, as compared to a $47,524 net working capital deficit as of December 31, 1999.

Net stockholders' deficit in the Company was $347,119 as of September 30, 2000, compared to stockholder's equity of $36,991 as of December 31, 1999. The decrease in net stockholder's equity is primarily due to losses in operations.

Cash flows used in operations were $156,015 for the nine months ended September 30, 2000, as compared to cash flows used in operations of $282,401 for the comparable period in 1999. Negative cash flows were primarily attributable to marketing costs.

Cash flows used by investing activities were $35,000 for the nine months ended September 30, 2000, and $6,202 for the nine months ended September30, 1999. The Company's investing activities have been primarily in the purchase of equipment used in generating revenues.

Cash flows generated from financing activities were $167,300 for the nine months ending September 30, 2000, as compared to $288,876 for the comparable period in 1999. The Company's financing activities have primarily consisted of private placements of its common stock and from the exercise of outstanding options.

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

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the quarter ended September30, 2000.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $1,368,170 as of September30, 2000 compared to a deficit of $1,014,011 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.


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

(b)  Reports on Form 8-K. No reports  were filed on Form 8-K during the quarter.
     -------------------





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November, 2000.




Learner's World, Inc.


/s/ Sal Casaccio
------------------------------
                                November 17, 2000
President, Chief Executive Officer and Director




/s/ Sal Casaccio
------------------------------
                                November 17, 2000
Controller

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

                                    MATERIAL CONTRACTS

10(i)     *         Agreement  of Sale dated  December  17,  1996,  between  the
                    Company and Baybridge Playrobics, Inc.

10(ii)    *         Promissory Note dated October 26, 1999,  between the Company
                    and  Antonio  Caustic,   Agrippino   Caustic  and  Salvatore
                    Caustic, showing the terms of payment for the Agreement of Sale dated December 17, 1996.

10(iii)   *         Benefit Plan for the Company dated November 19, 1999.

10(iv)    *         Leases for building located at 3 69 Avenue U, Brooklyn,  New
                    York II 223.

10(v)     *         Leases  for  building  located  at  208-32  to  208-46  Bell
                    Boulevard, Bayside, New York

27                  Financial Data Schedule "CE"

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.