Form 10QSB/A
period 2000-09-30
LEARNERS WORLD INC
filed 2000-12-08
CIK 1047733

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
                                                                         =============


                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30,


                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,

                                                               2000            1999             2000              1999
                                                    =============== ===============  ===============   ===============
Revenue                                            $       309,016  $      298,007 $      1,064,782  $        960,435
                                                    -------------- ---------------  ---------------   ---------------
Expenses

    Cost of sales                                          184,601         132,286          605,591           599,758

    General and administrative                             238,705         197,995          674,800           577,515

    Depreciation, amortization and interest                 30,329          18,463           88,550           117,099
                                                    -------------- ---------------  ---------------   ---------------
Total expenses                                             453,635         348,744        1,368,941         1,294,372
                                                    -------------- ---------------  ---------------   ---------------
Income (loss) from continuing operations
  before income taxes                                     (144,619)        (50,737)        (304,159)         (333,937)

Provision for income taxes                                        -            200                -               800
                                                    --------------- --------------  ---------------   ---------------
Net (loss)                                         $      (144,619)  $     (50,937) $      (304,159)  $      (334,737)
                                                    =============== ==============  ===============   ===============

Income (loss) per weighted-average share
  of common stock outstanding
    Basic net (loss) per share                     $         (0.02)  $       (0.01) $         (0.04)  $         (0.05)
                                                    =============== ==============  ===============   ===============
Weighted-average number of common
  stock outstanding                                     10,040,250       9,646,250        9,864,250         6,430,833
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


                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB/A, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports  were filed on Form 8-K during the quarter.
     -------------------





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of December, 2000.




Learner's World, Inc.


/s/ Sal Casaccio
------------------------------
                               December 8, 2000
President, Chief Executive Officer and Director




/s/ Sal Casaccio
------------------------------
                                December 8, 2000
Controller

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