Form 10KSB
period 2000-12-31
LEARNERS WORLD INC
filed 2001-04-16
CIK 1047733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from__________ to________________

                        Commission file number: 000-28513
                                    ---------

                              Learner's World, Inc
                 (Name of Small Business Issuer in Its Charter)

             New York                            11-33313 50
              --------                           -----------
   (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                     369 Avenue U, Brooklyn, New York 11223
               (Address of Principal Executive Offices) (Zip Code)

                                 (718) 449-3194
                (Issuer's Telephone Number, Including Area Code)

  Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of each Exchange on Which Registered
-----                                  -----------------------------------------
Common Stock ($0.000 I Par Value)                    None

  Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes_X_           No ___


  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

  The issuer's total consolidated revenues for the year ended December 31, 2000, were $1,324,742.

  The aggregate market value of the registrant's Common Stock $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $47,968, based on the average closing bid and asked prices for the Common Stock on April 9, 2000.

  At March 30, 2000, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 10,698,651.

                                TABLE OF CONTENTS



                                                                     PAGE
                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................8

Item 3.       Legal Proceeding ................................................8

Item 4.       Submission of Matters to a Vote of Security-Holders..............8

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters        .9

Item 6.       Management's Discussion and Analysis or Plan of Operation.......10

Item 7.       Financial Statements............................................13

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure . .......................14

                                    PART III

Item 9.       Directors and Executive Officer.................................14

Item 10.      Executive Compensation..........................................15

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management...........................................16

Item 12.      Certain Relationships and Related Transactions..................17

Item 13.      Exhibits, List and Reports on Form 8-K..........................18

              Signatures......................................................19

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

As used herein the term "Company" refers to Learner's World, Inc., a New York Corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formed on June 28, 1996, with the intent to own and operate facilities for the care, education and recreation of children. In December 1996, the Company acquired the use of three children's care and learning facilities from three affiliated corporations for a four year note of $775,000, bearing interest at the rate of 7% per annum. (See "Certain Relationships and Related Transactions"). The Company's facilities are at the following locations in the New York metropolitan area: (i) 369 Avenue U, Brooklyn, New York, established in May 1993; (ii) 1535 First Avenue, New York New York established in September 1994, the Company has since moved the location of this facility to 432 Lakeville, Lake Success, New York 11402; and (iii) 208-34 Cross Island Parkway, Bayside, New York, established in June 1994. The Company provides the following services for children and students: (1) day care and recreational services for children between the ages of two and one- half and ten, (2) academic tutorial services for students of all ages through high school, (3) instruction in computer skills and functions for students and adults, and (4) psychological diagnostic and remedial services for children, provided through licensed consulting professionals.

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

Competitive Conditions

The children's day care and educational business is highly competitive. Numerous children's day care centers and educational facilities compete with the Company for customers and qualified personnel, including teachers, instructors and care-givers. There are many child care and family entertainment facilities located throughout New York City. Many of the Company's competitors are smaller privately owned facilities that operate only a single location and are greatly dependent on the surrounding geographic area and do not directly compete with or effect the revenues of the Company. However, some of the Company's competitors are larger corporations that operate franchises throughout the city, many of these child care corporations have significant resources and directly compete with the Company for child care revenues. New children's day care centers and educational facilities will be established in the future by competitors and may compete with the Company for customers, employees and suppliers. These competitors may have greater financial and managerial resources than the Company. The Company also competes with other types of facilities for children and students, including traditional schools, vocational schools, standard day care and babysitting services, children's recreational centers such as The Discovery Zone, and other educational and recreational opportunities for children.

Method of Competition

The Company will attempt to gain a competitive advantage over its competitors in the child care industry by diversifying the products that it offers and therefore better utilizing its resources for a greater profit potential. The addition of child care, and academic programs into currently functioning family entertainment centers has resulted in centers that are functionally and financially productive from the opening hour of 7:00 A.M. to the close of operations at 7:00 PM.

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

Test Preparation Internet Website

The Company has several products and plans for others which have been used to create a dynamic interactive on line test preparation and vocational training website. The Company's new website became fully operational in January of 2000 and is located on the Internet at www.learnersworld.com. Through this website the Company plans to offer to the public a location on the Internet where the customers can prepare for tests such as the SAT and other educational exams including but not limited to medical, law, and business. The site is designed to help customers prepare for vocational tests, such as civil service, post office, park ranger, police or firefighters The Company also hopes to be able in the future to offer courses in other professions such as insurance agent, stock broker, or real estate agent. The Company intends to bring this content to the

Internet and pair it with existing and emerging software to create an exciting interactive on line learning environment.

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


The Company is providing test preparation courses in the following areas:

               Civil Service
               SAT
               CLEP
               Security Guard Training
               High School Diploma Program

The Company is also developing additional test preparation areas which may include:

               Postal Service
               AMA Qualifying Exams For Foreign Doctors:
               Hospitality (hotel/motel) Management
               Medical And Related, Such As Home Health Attendants, EKG, Nurses Aid, (English as a second language)

Distribution

Distribution for the test preparation courses is through the Company's website, www.learnersworld.com

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

Corporate America is also showing a growing interest in distance education. Faced with retraining an estimated 50 million American workers, corporations are using distance learning in all aspects of training, both internally and externally. Many major corporations like IBM save millions of dollars each year using distance education to train employees more effectively and efficiently than traditional methods.

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

Pricing Policy

The Company's pricing policy should make it's site an enticing alternative to traditional methods of learning (i.e. classroom and home study) while still providing appropriate profit margins. Approximately 60% - 70% of the Company's services will be priced between $49.95 and $69.95 giving us an average of approximately $60.

The remainder of the Company's tests, mostly in the professional and health care series, will range in price from $99.95 to $199.95. Corporate projects requiring custom developed content will be priced from the mid five figures to the low six figures, with additional ongoing fees for web hosting and maintenance.

B. Educational Internet Website

Business Strategy

The Company's strategy is to offer an extensive array of test preparation and needs in academics, health care, vocations and professions in a dynamic and enjoyable fashion. A separate segment of the Company's web site will deal with custom designed training and test preparation courses for private industry, government agencies and unions. The Company will attempt to create brand recognition by implementing an aggressive advertising campaign emphasizing the Company's benefits, including quality content, a learner community, support services, and a high level of interaction. training courses covering

Competitive Conditions

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

As one of the first into this marketplace, with a fully interactive, Internet based offering, consisting of live chat rooms and audio/video feeds to support our test preparation/training materials, the Company expects to be able to create a real user community. The Company will attempt to develop a user base of people with common interests and the Company will attempt to secure a significant share of this multi billiondollar market. In addition, the expected demographics of our users are expected to be an attraction to potential advertisers who may be willing to pay us to advertise on our web site.

Employees

As of December 31, 2000, the Company had 27 employees, 7 of whom were classified as full-time and 20 of whom were classified as part-time. Most of the Company's part-time employees are teachers in child care programs and Company-owned family centers. Two of the full-time employees work exclusively on the Company's website. None of the Company's employees are represented by a union and the Company considers its relationship with its employees to be good,

ITEM 2.         DESCRIPTION OF PROPERTY

In December 1996, the Company acquired the use of three children's care and learning facilities from three affiliated corporations for a four year note of $775,000, bearing interest at the rate of 7% per annum, with monthly payments beginning on January 1, 1998. The Company's facilities are at the following locations in the New York metropolitan area: (i) 369 Avenue U, Brooklyn, New York, established in May 1993; (ii) 1535 First Avenue, New York New York, established in September 1994, the Company has since moved the location of this facility to 432 Lakeville, Lake Success, New York 11402; and (iii) 208-34 Cross Island Parkway, Bayside, New York, established in June 1994.

ITEM 3.         LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.

                                     PART I

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE
                MATTERS

The Company is currently traded on the OTC BB under the symbol LWRD.OB. The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1999 and 2000, and the first quarter of 2001. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                  Quarter               High                  Low


1999              First                 $0.28                 $0.25
                  Second(1)             $9.80                 $4.50
                  Third                 $8.19                 $0.25
                  Fourth                $2.31                 $0.56

2000              First                 $0.88                 $0.11
                  Second                $0.50                 $0.125
                  Third                 $1.125                $0.40
                  Fourth                $0.97                 $0.016

2001              First                 $0.0625               $0.016

        (1)Price reflects a 30 to 1 reverse split effected March 1st,1999

Record Holders

As of March 30, 2000, there were approximately 24 shareholders of record holding a total of 10,698,651 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

No unregistered securities were sold by the Company that are required to be disclosed in this report.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As used herein the term "Company" refers to Learner's World, Inc., a New York Corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was formed on June 28, 1996, with the intent to own and operate facilities for the care, education and recreation of children. In December 1996, the Company acquired the use of three children's care and learning facilities from three affiliated corporations for a four year note of $775,000, bearing interest at the rate of 7% per annum. (See "Certain Relationships and Related Transactions"). The Company's facilities are at the following locations in the New York metropolitan area: (i) 369 Avenue U, Brooklyn, New York, established in May 1993; (ii) 1535 First Avenue, New York New York established in September 1994, the Company has since moved the location of this facility to 432 Lakeville, Lake Success, New York 11402; and (iii) 208-34 Cross Island Parkway, Bayside, New York, established in June 1994. The Company provides the following services for children and students: (1) day care and recreational services for children between the ages of two and one- half and ten, (2) academic tutorial services for students of all ages through high school, (3) instruction in computer skills and functions for students and adults, and (4) psychological diagnostic and remedial services for children, provided through licensed consulting professionals.

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

The Company also has several products and plans for others which have been used to create a dynamic interactive online test preparation and vocational training website. The Company's new website became fully operational in January of 2000 and is located on the Internet at www.learnersworld.com. Through this website, the Company offers to the public, a location on the Internet where the customers can prepare for tests such as the SAT and other educational exams. The site is designed to help customers prepare for vocational tests, such as civil service, post office, park ranger, police or firefighters the Company also hopes to be able in the future to offer courses in other professions such as insurance agent, stock broker, or real estate agent. The Company intends to bring this content to the Internet and pair it with existing and emerging software to create an exciting interactive online learning environment.

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

     A. Results of Operations

Revenues

Revenues for the year ended December 31, 2000 increased to $1,324,742 from$1,303,239 for the year ended December 31, 1999, an increase of 2%. The increase in gross income is primarily attributable to an increase in tuition fees collected from an increase in students enrolled.


Losses

Net losses for the year ended December 31, 2000 decreased to $455,156 from $555,494 for the year ended December 31, 1999, a decrease of 18%. The decreas in losses was attributable to a decrease in expenses.

Due to continued expansion of the online testing website the Company expects continue to incur losses at least through 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the year ended December 31, 2000, decreased to $791,210 from $836,722 for the year ended December 31, 1999, a decrease of 5%. The decrease in general and administrative expenses was the result of a decrease in expenses related to the development of the Company's online testing website. The Company estimates that general and administrative expenses attributable to the start up of its test preparation website consumed approximately 20-30% of all general and administrative expenses for periods presented. Development and maintenance of the website will be an ongoing expense. The website became operational in January of 2000, it is expected that there may be a lesser amount devoted to site development, but an increase in costs associated with site maintenance in 2001.

Depreciation, amortization and interest expenses for the years ended December 31, 2000 and 1999 were $185,725 and $153,496, respectively.

Cost of Sales

The cost of sales for the year ended December 31, 2000 was $801,792 compared to $868,515 for the year ended December 31, 1999. The decrease in the cost of sales was primarily attributable to a decrease in labor costs. Cost of sales as a percentage of sales for December 31, 2000 and 1999 respectively, were 61% and 67%.

B.       Liquidity and Capital Resources

At December 31, 2000, the Company had current assets of $8,416 and total assets of $970,909 as compared to $103,570 and $1,150,033 for December 31, 1999. The
Company had a net working capital deficit of $166,923 at December 31, 2000, compared to a net working capital deficit of $47,542 at December 31, 1999.

Cash flow used in operations was $274,303 for the year ended December 31, 2000, and $353,863 for the year ended December 31, 1999.

Cash flow generated from financing activities was $288,159 for the year ended December 31, 2000 and $430,750 for the year ended December 31, 1999.

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

C.       Income Tax Expense

The Company has approximately $1,020,000 in net operating loss carry forwards which may be used to offset future taxable income. This benefit is not recognized in the financials because the amount of the benefit that may ultimately be recognized is uncertain.

D.       Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

E.       Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2000 or 1999.

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

G.       Labor Related Risks

The Company depends extensively on the availability, quality and reliability of teachers, instructors, tutors and care-givers which it utilizes to provide children's educational and day care services. There is no assurance that the Company will have an adequate. supply of qualified personnel at acceptable cost to operate a profitable business. The Company is subject to all of the risks inherent in a business that utilized skilled labor, including but not limited to strikes, disadvantageous collective bargaining agreements, labor showdowns, unavailability of qualified employees, worker's compensation claims, increases in worker's compensation and other insurance premiums (or unavailability of such insurance), wage disputes, discrimination claims, wrongful termination claims, the loss of qualified employees and inability to replace them, and related risks. At the current time, none of the Company's employees are unionized. The risks may also inhibit the Company's ability to expand or establish new facilities. If such labor issues should arise the Company will attempt to remedy the situation by using temporary employees and its current staff to temporarily cover shortages until additional qualified permanent employees can be found.

H.       Uncertainties Regarding Market Acceptance of New Services

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

I.       Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $1,469,167 as of December 31, 2000, compared to a deficit of $1,014,011 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.          FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2000 and 1999 are attached hereto as pages F-1 through F-15.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 & 1999

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                                   YEARS ENDED
                            DECEMBER 31, 2000 & 1999



                                    CONTENTS





                                                                           Page
                                                                           -----

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

Consolidated Statements of Operations                                      F - 3

Consolidated Statements of Stockholders' Equity (Deficit)                  F - 4

Consolidated Statements of Cash Flows                                      F - 5

Notes to Consolidated Financial Statements                        F - 6 - F - 16

                   (Letterhead of Sellers and Associates, PC)
                         3785 Harrison Blvd., Suite 101
                                 Ogden, UT 84403

                          INDEPENDENT AUDITORS' REPORT

Learner's World, Inc.
and Subsidiaries

To The Stockholders

We have audited the accompanying consolidated balance sheets of Learner's World, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and stockholders' equity (deficit), and consolidated statements of cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learner's World, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

 /s / Sellers and Assosiates PC
-----------------------------------
Sellers & Associates, P.C.
April 6, 2001
Ogden, Utah

                      LEARNER'S WORLD, INC AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                               As of December 31,


ASSETS                                                                            2000                   1999
                                                                            ---------------        ----------------
   Current Assets
      Cash                                                               $                -     $            23,715
      Receivables                                                                     8,416                   9,855
      Receivable from shareholders                                                        -                  70,000
                                                                            ---------------        ----------------
          Total Current Assets                                                        8,416                 103,570
   Property and equipment, net of accumulated depreciation                          909,696                 992,499
                                                                            ---------------        ----------------
   Other Assets
      School licensing                                                                  583                   1,750
      Security deposits                                                              52,214                  52,214
                                                                            ---------------        ----------------
          Total Other Assets                                                         52,797                  53,964
TOTAL ASSETS                                                             $          970,909     $         1,150,033
                                                                            ===============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current Laibilities
       Bank Overdraft                                                    $           19,609     $                 -
       Accounts and notes payable                                                    58,720                  71,464
       Taxes payable                                                                 79,130                  63,352
       Current portion of long-term debt - non-stockholders                          17,880                  16,286
                                                                            ---------------        ----------------
           Total Current Liabilities                                                175,339                 151,112

   Long Term Liabilities
       Term Debt - long term portion - non-stockholders                              12,515                  16,753
       Due to stockholders                                                        1,231,171               1,076,921

          Total Other Liabilties                                                  1,243,686               1,093,674
          Total Liabilities                                                       1,419,025               1,244,786
                                                                            ---------------        ----------------
   Stockholders' equity (deficit)
       Common stock, $.0001 par value 20,000,000 shares authorized with
           10,297,250 and 9,776,250 shares issued and outstanding at December
           31, 2000 and 1999
           respectively                                                               1,030                     978
       Paid in capital                                                            1,282,521               1,197,343
       Stock issued not paid                                                       (262,500)               (279,063)
       Accumulated (deficit)                                                     (1,469,167)             (1,014,011)
                                                                            ---------------        ----------------
          Total stockholders' equity (deficit)                                     (448,116)                (94,753)
                                                                            ---------------        ----------------
          Total liabilities and stockholders' equity (deficit)                      970,909     $         1,150,033
                                                                         $
                                                                            ===============        ================

                 See accompanying notes to financial statements

                      LEARNER'S WORLD, INC AND SUBSIDIARIES
                  AUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        For the Years Ending December 31,



                                                                              2000                 1999
                                                                      ---------------------   -------------------
Revenues                                                              $           1,324,742   $         1,303,239

Expenses
     Cost of Sales                                                                  801,792               868,515
     General and administrative expenses                                            791,210               836,722
     Depreciation, amortization and interest                                        185,725               153,496
Total Expenses                                                                    1,778,727             1,858,733
                                                                      ---------------------   -------------------

Income (loss) from continuing operations before income taxes                       (453,985)             (555,494)

Provision for income taxes                                                            1,171                     -
                                                                      ---------------------   -------------------

Net  (loss)                                                                        (455,156)             (555,494)
                                                                      =====================   ===================

Income (loss) per weighted-average share of common stock
outstanding
    Basic and dilutive  net (loss) per share                          $               (0.05)  $             (0.07)
                                                                      ---------------------   -------------------
Basis and dilutive weighted-average number of common stock                        9,972,570             7,950,449
outstanding
                                                                      =====================   ===================

                 See accompanying notes to financial statements

                      LEARNER'S WORLD, INC AND SUBSIDIARIES
        AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ending December 31, 2000 and 1999


                                                      Common Stock
                                                ----------------------
                                                                           Paid-in     Stock Issued    Accumulated        Net
                                                 Shares      Amount        Capital       Not Paid       (Deficit)    Equity(Deficit)
                                                ---------- ----------- ---------------  ------------  --------------  -------------

Balance as of December 31, 1998                    140,000   $      14   $     100,986  $          -  $    (458,517)  $   (357,517)

Shares issued for debt conversion                6,000,000         600         119,400             -               -        120,000

Shares issued for services                         180,000          18          13,782             -               -         13,800

Shares issued with commitment to pay             3,456,250         346         863,717     (864,063)               -              -

Cash received in 1999 on stock issued                    -           -               -       515,000               -        515,000

Cash received in 2000 on stock issued                    -           -               -        70,000               -         70,000

Accrued interest eliminated in modifying the             -           -          99,458             -               -         99,458
promissory not due to shareholders

Net (loss) for the year ended December 31, 1999          -           -               -             -       (555,494)      (555,494)

Balance as of December 31, 1999                  9,776,250         978       1,197,343     (279,063)     (1,014,011)       (94,753)

Shares issued for services                         271,000          27          35,203             -               -         35,230

Cash received on stock sales                       250,000          25          49,975             -               -         50,000

Cash received in 2000 on stock issued                    -           -               -        16,563               -         16,563

Net (loss) for the year ended December 31, 2000          -           -               -             -       (455,156)      (455,156)
                                                ---------- ----------- ---------------  ------------  --------------  -------------
Balance as of December 31, 2000                 10,297,250   $   1,030   $   1,282,521  $  (262,500)  $  (1,469,167)  $   (448,116)
                                                ========== =========== ===============  ============  ==============  =============


                 See accompanying notes to financial statements

                      LEARNER'S WORLD, INC AND SUBSIDIARIES
                  AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Years Ending December 31,

                                                                                2000                1999
Cash Flows from Operating Activities:                                   -------------------- -------------------
Cash Flows From Operating Activities
     Net Income (loss)                                                     $        (455,156)   $       (555,494)
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation                                                                    120,474             104,394
     Amortization                                                                      1,167               1,167
     Stock issued for services                                                        35,230              13,800
     Interest eliminated and reclassified to paid in capital                               -              99,458
     Decrease (increase) in receivables                                                1,439              26,853
     Decrease in security deposit                                                          -                   -
     Increase (decrease) in accounts & notes payable                                   6,865             (42,994)
     Increase (decrease) in taxes payable                                             15,778              (1,047)
          Net Adjustment                                                             180,953             201,631
          Net Cash Provided by/(Used for) in Operating  Activities                  (274,203)           (353,863)
                                                                        -------------------- -------------------

Cash Flows from Investing Activities:
     (Purchase) of equipment                                                         (37,671)            (55,367)
     (Purchase) of school licensing                                                        -                   -
          Net Cash Provided by/(Used for) Investing Activities                       (37,671)            (55,367)
                                                                        -------------------- -------------------

Cash Flows from Financing Activities:

     (Decrease) increase in notes & loans payable (non-stockholders)                  (2,654)            (29,523)
     (Decrease) increase in notes & loans payable (stockholders)                     154,250             (54,727)
     Proceeds from issuance of capital stock                                         136,563             515,000
           Net Cash Provided by/(Used for) Financing Activities                      288,159             430,750
                                                                        -------------------- -------------------

                    Net Increase(decrease) in Cash                                   (23,715)             21,520

Beginning Cash Balance                                                                23,715               2,195
                                                                        -------------------- -------------------

Ending Cash Balance                                                         $              -    $         23,715
                                                                        ==================== ===================

Other Information
  Interest paid in cash                                                     $          9,834    $          2,727

Non-Cash Items
  Stock issued for services                                                 $         35,230    $         13,800
  Stock issued for debt conversion                                                         -             120,000
  Debt to shareholders contributed to paid in capital                                      -              99,458

                 See accompanying notes to financial statements

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1 - Organization and Nature of Business

         Learner's World, Inc. (the "Company" or "Learners") was incorporated in the State of New York June 28, 1996. The Company engages in the business of developing, owning, and operating children's learning and day care centers. The Company's facilities provide child care and recreational activities for two and one-half to ten year old children five days per week, academic tutorial services for students ranging from Kindergarten to 12th grade, computer assisted instruction for students and adults at all levels, and diagnostic and prescriptive services for children having difficulties in the school environment. The Company presently has three children's learning centers in the New York metropolitan area: Bayside, New York; Brooklyn, New York; and Lakeville, New York.

         The facilities at Brooklyn and Bayside have children amusement centers open daily to the general public. The Company is developing a web site designed to assist the general public study and prepare to take tests for careers, such as a policemen, on the internet.

Note 2 - Summary of Significant Accounting Policies

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

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 2 - Summary of Significant Accounting Policies - Continued

         Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

         Cash Equivalents

         For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

         Net Income (Loss) Per Share

         Basic net income or loss per share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding.

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

         Financial Statement Estimates

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

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 2 - Summary of Significant Accounting Policies - Continued

         Long-Lived Assets

         The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recovered. The Company periodically reviews the carry value of long-lived assets to determine whether or not impairment to such value has occurred.

         Fair Value of Financial Instruments

         The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

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

         Long-term liabilities:

                  The carrying amounts of the Company's borrowings (See notes 4 & 5), which is debt due to non stockholders and to stockholders, approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at December 31, 2000 and 1999. In the case of the non interest learning obligations to the stockholders the carrying amounts and fair values are considered the same because stockholders can control when they are paid back.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 2 - Summary of Significant Accounting Policies - Continued

         Comprehensive Income

         The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

         Advertising Expense

         Advertising costs are expensed as incurred.


Note 3 - Property and Equipment

         Property and equipment, at cost, are summarized December 31, as follows:

                                                                                                  Estimated
                                                      1999                   1999               Useful Lives
                                                ------------            -------------           ------------
         Machinery and equipment               $    742,738              $   732,949            3 - 20 years
         Furniture and fixtures                      96,417                   96,417            5 - 20 years
         Transportation equipment                    19,732                        -            5 years
         Leasehold improvements                     463,311                  455,161            3 - 20 years
                                                ------------            ------------
                                                  1,322,198                1,284,527
         (Less) accumulated depreciation           (412,502)                (292,028)
                                                -----------              ------------
                                                $   909,696              $   992,499
                                                ===========              ============

Note 4 - Due to Stockholders

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

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 4 - Due to Stockholders (Continued)

         As of October 26, 1999, there was $99,458 accrued and unpaid interest. The entire $99,458 accrued interest eliminated by modifying the promissory note was credited to equity into Paid in Capital.

         At December 31, 2000 and 1999, the following amounts were owed to the three major stockholders:

                                                                                    2000               1999
                                                                              -------------       ------------
         Note payable due to Salvatore Casaccio,
         Antonio Casaccio, and Agrippino Casaccio from
         the sale of their shares of stock to the Company of Avenue
         U Playrobics, Inc., Baybridge Playrobics, Inc. and Eastside
         Playrobics, Inc. on December 17, 1996 for $775,000.
         The acquisition of the shares of stock of the subsidiaries by the Company is accounted for by the purchase method of
         accounting.  Secured by the shares of stock of the
         Corporations sold to the Company.                                    $   775,000         $  775,000

         Accrued interest on the note payable of $775,000                          54,250                  -

         The remaining balance due to stockholders are loans and
         advances as needed and are unsecured and bear no
         interest and has no scheduled repayment.                                 401,921            301,921
                                                                               ------------        ----------

         Total                                                                  1,231,171          1,076,921

         (Less) Current portion due to Stockholders                             (   -   )             (  -  )
                                                                              -------------       -----------

         Total Long-term debt due to Stockholders                              $1,231,171         $1,076,921
                                                                              =============      ============

         Maturities of long-term debt due to stockholders for the five years after 2000 are:

         December 31, 2000                                    $     75,946
                      2001                                          97,162
                      2002                                         104,186
                      2003                                         111,718
                      2004                                         119,794
                   2005 & After                                    722,365
                                                              ------------
           Total                                              $  1,231,171
                                                              ============

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 5 - Term Debt - Non Stockholders

         Term Debt consists of the following at December 31, 2000

         Payable to a supplier, secured by selected equipment.
         Monthly payment of $1,275 for 60 months with 12
         months remaining at 15.4% interest rate                     $   14,096

         Payable to a financial institution, secured by a vehicle.
         Monthly payment of $434 for 60 months with 45 months
         remaining at 9.25% interest rate.                               16,299
                                                                       --------

         Total Term Debt                                                 30,395

         (Less) Current Portion - Non Stockholders                      (17,880)
                                                                     ----------

         Total Long-Term Debt - Non Stockholders                     $   12,515
                                                                     ==========

         Maturities of long-term debt - non stockholders for the five years after 2000 are:

                       2001                            $      17,880
                       2002                                    4,170
                       2003                                    4,594
                       2004                                    3,751
                       2005                                       -
                       2006 & After                               -
                                                        ------------

                       Total                          $       30,395
                                                       =============

Note 6 - Related Party Transactions

         As indicated in Note 4 - Notes Payable due to Stockholders, the Company's major stockholders sold the Company their interests in the subsidiaries of the Company. They also have financed a significant portion of the Company's activity and operations. Should these major stockholders withdraw their support to the Company, the Company would most likely not survive. Management indicates the major stockholders intend to continue their support of the Company.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 7 - Capital Stock

         On February 25, 1999, the Company amended its articles of incorporation. The Company is authorized to issue 20,000,000 shares of common stock, par value of $0.0001 per share. In conjunction with this change, the articles of incorporation, as amended, made a 30 for 1 reverse stock split, effective March 1, 1999.

         As a result, the 4,200,000 shares issued and outstanding at December 31, 1998 is effectively changed to 140,000 shares issued and outstanding at March 1, 1999. This reverse stock split has been recognized in the financial statements retroactive to December 31, 1998.

         On March 2, 1999, the Company issued its officers and directors a total of 6,000,000 shares of common stock at $.02 par share in exchange for $120,000 in debt.

         On March 18, 1999, the Company issued new stock under a Rule 504 Regulation D offering. The issuance of 3,456,250 shares were issued for $864,063, of which $601,563 has been received as of December 31, 2000, leaving an unpaid balance due of $262,500.

         On March 18, 1999, the Company issued 50,000 shares of stock for services valued at $12,500.

         On June 10, 1999, the Company issued 130,000 shares of stock for services valued at $1,300.

         On August 1, 2000, the Company issued 271,000 shares of stock for services valued at $35,230.

         On September 1, 2000 the Company granted an option to purchase 250,000 shares of stock at an exercise price of 20 cents per share. The option was exercised immediately and the Company issued 250,000 shares for $50,000.

Note 8 - Commitments and Contingencies

         As of December 31, 2000, the Company had entered into leases for its premises in Brooklyn, Queens, and Long Island, New York. The lease commitment on Brooklyn is for 10 years to March 25, 2003 with an option to lease 5 additional years at the Company's option. The lease commitment on Queens is for 20 years to May 31, 2014.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 8 - Commitments and Contingencies (Continued)

         The Long Island lease commitment is for 3 years to June 30, 2001 with an option to lease one additional year at the Company's option.

         Future minimum rental payments required under these leases for each of the next five years and in the aggregate, after 2000 are as follows:
                                                                         Long
                   Total           Brooklyn              Queens         Island

  2001         $   282,959      $   131,379        $     135,080    $     16,500
  2002             278,384          137,946              140,438              -
  2003             181,051           34,902              146,149              -
  2004             151,948               -               151,948              -
  2005             158,025               -               158,025              -
  2006-2015      1,643,374               -             1,643,374              -
                -----------      -----------         -----------    ------------

 Total         $ 2,695,741      $   304,227        $   2,375,014    $    16,500
                ===========      ===========         ============    ===========

         The total rent was $259,326 and $259,326 for 2000 and 1999, respectively.

         The Company also leases a copy machine for $108 per month. The lease is for 3 years extending from June 1999 to May 2002. At December 31, 2000 a total of $1,836 remains on the lease, $1,296 for 2001 and $540 for 2002. The total lease on the copy machine was $1,296 and $756 for 2000 and 1999 respectively.

Note 9 - Income Taxes

         (Loss) before income taxes at December 31, 2000
         and 1999 consisted of:                       2000              1999
                                                   ------------     ------------

         Total                                    $   (455,000)     $  (555,000)
                                                   ============     ============

         The provision for income taxes at
         December 31, 2000 and 1999 consisted of:

         Current income taxes                     $      1,171      $     -
                                                   ------------     ------------

         Total                                    $      1,171      $     -
                                                  =============     ============

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 9 - Income Taxes - Continued

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal and state income tax rates to income (loss) before income taxes. The items causing this difference at December 31, 2000 and 1999 are:
                                                  2000               1999
                                             --------------     --------------
         Income taxes                        $      31,000       $    94,300

         Change in valuation allowance             (31,000)          (94,300)
                                             --------------     --------------

         Total                               $           -                -
                                             ==============     ==============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are:



                                                      2000              1999
                                              --------------     --------------
         Deferred tax assets:
           Net operating loss carryforward    $     202,000       $   171,100
                                              --------------     --------------

         Total gross deferred tax assets            202,000           171,100

         (Less) valuation allowance               (202,000)          (171,100)
                                              --------------     --------------

         Net deferred tax assets                          -                -

         Deferred tax liabilities:                        -                -
                                              --------------     --------------

         Total gross deferred tax liabilities             -                -
                                              --------------     --------------

         Net deferred tax                           $     -       $        -
                                              ==============     ==============

         The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 are $202,000 and $171,000 respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was $31,000 and $94,300 respectively.

         During 2000, the Company made $1,171 cash payments on income taxes.

         As of December 31, 2000, the Company has available for income tax purposes approximately $1,020,000 in net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2012.

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 9 - Income Taxes - Continued

         Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could eliminate, reduce or defer the utilization of these losses. Management is of the opinion the ownership changes during 2000 did not cause the Company to lose the utilization of its net operating loss carry forwards.

Note 10 - Receivable From Stockholders

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

Note 11 - Financial Condition and Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          Management is seeking additional funds through revenues, borrowings and stock issues. During 2000, the Company raised $171,793 in capital ($136,563 in cash and $35,230 in exchange for services). At December 31, 2000, an additional $262,500 is scheduled to be received during 2000.

         Major stockholders have forborne demand of cash payments due them from the Company. One of the major shareholders continues to advance the Company cash as needed and has indicated he will continue doing so, if needed, for the immediate future.

         Management continues raising money by other avenues, including revenues. Management is taking necessary steps to ensure the Company remains a going concern. However, it is doubtful the Company could absorb another loss year like 2000 without significant fund raising efforts. Since this outcome is uncertain, the Company to continue as a going concern is also uncertain.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM 9.          DIRECTORS, OFFICERS, PROMOTERS, AND CONTROL PERSONS

The directors, executive officers, and significant employees of the Company, their respective ages, and positions with the Company are as follows:


     Name                       Age                    Position
---------------------         ------        ------------------------------------
Salvatore Casaccio              47          President, CEO, Secretary, Director
Agrippino Casaccio              31          Director
Carmine Notaro                  50          Director
Kevin Gersh                     33          Director
Dominick J. Morreale            61          Director

Salvatore Casaccio, 47, is President, Chief Executive Officer, Secretary and Director of the Company and has held these positions since 1996. He has managerial experience, including experience as the co-founder and current President of Mineo Foods in Brooklyn, New. From 1988 to present Mr. Casaccio has owned and operated a J.C. Penney Catalog Store in Brooklyn, New York. From 1993 to 1996 Mr. Casaccio Served as Chairman of the Board and Chief Executive Officer for Childrobics, a New York based family entertainment company. Mr. Casaccio is a member of the Downtown Brooklyn Development Association and a past member of its Executive Committee. Agrippino Casaccio, a director of the Company, is Salvatore Casaccio's brother

Agrippino Casaccio, 31, Director, has been a restauranteur in Brooklyn, New York since 1991. He is co founder, co-owner and manager of Mineo Foods and has been a Director of the Company since 1996.

Carmine Notaro, 50, Director, holds Biology and Mathematics degrees from Dowling College and is a Licensed Real Estate Broker. In 1972, Mr. Notaro moved in to the commercial real estate field analyzing and acquiring income producing properties for A-1 Realty, working in this capacity until 1978 when he became the Assistant to the President of COR-ACE Realty, From 1984 to 1990, Mr. Notaro served in a variety of executive positions. He was President of D'Amro Realty Corporation, Secretary of Eagle Executive Development Corporation, and a Sponsor of Wading River Road Associations, acquisitions of Development of Sub-Divisions. Since 1991, he has served as President of both R.O.I. realty Group and R.G.C. Construction Group. Mr. Notaro has been a Director of the Company since 1996.

Kevin Gersh, 33, Director, from 1980 to present he is serving as Corporate Treasurer of West Hills Day Camp, having worked his way in to management from the entry level. Since 1996, Mr. Gersh has been a partner in the Long Island

Brewing Company, a 120 seat American cuisine restaurant. In 1989, he co- founded KG Corporation, a corporate catering and event planning company and continues to act as President today. In 1995, Mr. Gersh founded a construction and real estate management company, EKG Corporation, and is currently serving as its President. From 1993 to present he has acted as the President and Owner of West Hills Child Care, Inc. and West Hills Montessori School, Inc. Mr. Gersh attended Florida State University and Western State College. He has been a Director of the Company since 1996.

Dominick J Morreale, 61, Director, holds an Ed.D. in Administration from Nova University, a Masters in Education and a Bachelors in Psychology from Adelphi University. Dr. Morreale has spent his career as an educator which includes experience as an instructor at the elementary and college levels, as well as Principal and Supervisor of Special Education for pre-school through school-aged handicapped children. From 1985 until 1996, Dr. Morreale served as Assistant Superintendent for the South Huntington, New York School District. Beginning in 1995, he also served as the Deputy Superintendent of the district until his retirement in 1996. After his retirement, Dr. Morreale became Director of the South Huntington Diagnostic and Treatment Center and serves in this capacity concurrently along with his directorship of the Company which also began in 1996. Dr. Morreale has received numerous teaching awards and sits on several educational boards and committees.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of five persons who during the fiscal year ended December 31, 2000 were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Mr. Salvatore Casaccio, Mr. Agrippina Casaccio, Mr. Carmine Notaro, Mr. Kevin Gersh, and Mr. Dominick J. Morreale all served as members of the Board of Directors and/or as officers of the Company During 2000. Mr. Salvatore Casaccio, Mr. Agrippino Casaccio, Mr. Notaro, Mr. Gersh, and Mr. Morreale failed to file a Form 3 in a timely manner, and further failed to timely file a Form 5 for the year ended December 31, 2000.


ITEM     10. EXECUTIVE COMPENSATION

A.       Compensation of Executives

The following table provides summary information for the years 2000, 1999 and 1998 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of president. There were no other employees to receive compensation in excess of $100,000 in those years.

                                            SUMMARY COMPENSATION TABLE


                                      Annual Compensation                                Long Term Compensation
                              ----------------------------------------     ---------------------------------------------------------
                                                                                 Awards                         Payout
                                                                           --------------------------   ----------------------------
Name and            Year        Salary(2)     Bonus        Other Annual       Restricted     Securities      LIP        All Other
Principal                                                  Compensation        Stock        Underlining     payout     Compensation
Position                                                                       Awards        Options
                                                                                              SAYS(#)
Salvatore           2000       $100,000          -                  -             -               -           -                  -
Caustic,            1999       $100,000          -                  -             -               -           -                  -
CEO and             1998       $100,000          -                  -             -               -           -                  -
Director


B.       Compensation of Directors

Currently there is no plan to compensate Directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 30, 2000, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

    Title of Class                Name and Address of Beneficial              Amount and Nature of            Percent
                                  Ownership                                   Beneficial Ownership            of Class
    Common Stock, $.0001          Salvatore Casaccio President,(3)            2,800,838                       26.2%
    par value                     Secretary, CEO, Director.
                                  64 Burton Ave
                                  Staten Island, NY 10309
    Common Stock, $.0001          Agrippino Casaccio, Director                2,900,000                       27.1%
    par value                     2040 East 26th St.
                                  Brooklyn, NY 11229
    Common Stock, $.0001          Carmine Notaro, Director                    100,000                         Less
    par value                     34 Garner Lane                                                              than 1%
                                  Bayshore, NY 11772

(footnote)--------
(2)Salaries have not been paid, but are accruing as debt.
(3)Salvatore Casaccio and Agrippino Casaccio are brothers

    Common Stock, $.0001          Kevin Gersh, Director                       50,000                          Less
    par value                     178 West 19th St.                                                           than 1%
                                  Huntington Station, NY 11746
    Common Stock, $.0001          Dominick J. Morreale, Director              50,000                          Less
    par value                     RFD 59A Smith Lane                                                          than 1%
                                  St. James, NY 11780
    Common Stock, $.0001          All Officers and directors as a             5,900,838                       55.2%
    par value                     group       (Five Persons)

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

On March 2, 1999, the Company issued the following 5 directors and officers of the Company common shares of stock at $0.02 per share in exchange for debt:


Name                         Number of Shares Issued         Amount of debt paid
------------------------    -------------------------       --------------------
Dr. Dominick J. Morreale                      50,000                      $1,000
Salvatore Casaccio                         2,900,000                    $ 58,000
Carmine Notaro                               100,000                     $ 2,000
Kevin Hersh                                   50,000                      $1,000
Agrippino Casaccio                         2,900,000                    $ 58,000

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form I O-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8K have been filed during the periods covered by this Form 10-KSB.








                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ____ day of April, 2001

                              Learner's World, Inc.


                                  /s/ Salvatore Casaccio
                                  ----------------------------------------------
                                  Salvatore Casaccio, President and director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                    Title                         Date

/s/  Salvatore Casaccio
 ----------------------
 Salvatore Casaccio           President, Director           April 13, 2001

/s/ Agrippino Casaccio
 ---------------------
 Agrippino Casaccio           Director                      April 13, 2001

/s/ Carmine Notaro
 -------------------
 Carmine Notaro               Director                      April 13, 2001

                                INDEX TO EXHIBITS

 No.      Page No.   Description

 3(i)     *          Certificate of Incorporation of Learner's World, Inc., a
                     New York corporation, dated June 27, 1996.

 3(ii) * Certificate of Amendment of the Articles of Incorporation of the Company filed on April 11, 1997 effecting the change of the authorized number of shares to 20,000,000, par value to $.0001 and effecting a 39,000-for-I forward split of the issued shares.

 3(iii) * Certificate of Amendment of the Articles of Incorporation of the Company filed on January 31, 1999 effecting a 1-for-30 reverse split of the issued shares.

 3(iv)    *          By-laws of the Company.

 I 0(i)   *          Agreement of Sale dated December 17, 1996, between the
                     Company and Baybridge Playrobics, Inc.

 I 0(ii) * Promissory Note dated October 26, 1999, between the Company and Antonio Caustic, Agrippino Caustic and Salvatore Caustic, showing the terms of payment for the Agreement of Sale dated December 17, 1996.

 10(iii)  *          Benefit Plan for the Company dated November 19, 1999.

 1 0(iv)  *          Leases for building located at 3 69 Avenue U, Brooklyn,
                     New York II 223.

 10(v)    *          Leases for building located at 208-32 to 208-46 Bell
                     Boulevard, Bayside, New York 11360.



  * incorporated by reference from Form 10-SB/A filed March 22, 2000.