Form 10QSB
period 2001-03-31
LEARNERS WORLD INC
filed 2001-05-21
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

                                    Yes XX   No
                                    ------  ----


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 15, 2001 was 10,297,250

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................4

INDEX TO EXHIBITS..............................................................5











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Learner's World, Inc., a New York corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                 March 31
                                                                                   2001
                                           ASSETS

Current assets
          Cash                                                                  $          -
          Receivables                                                                  5,046
          Receivable from shareholders                                                     -
                                                                                ------------
                    Total current assets                                               5,046
                                                                                ------------

Property and equipment, net of accumulated depreciation                              879,577
                                                                                ------------

Other assets
          School licensing                                                               583
          Security deposits                                                           52,214
                                                                                ------------
                    Total other assets                                                52,797
                                                                                ------------
                    Total Assets                                                $    937,420
                                                                                ============

                       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
          Bank overdraft                                                        $     23,050
          Accounts and notes payable                                                 108,923
          Current portion of long term debt - non stockholders                        14,097
                                                                                ------------
                    Total current liabilities                                        193,540
                                                                                ------------

Long-term liabilities
          Due to stockholders                                                      1,238,416
                                                                                ------------
                    Total other liabilities                                        1,238,416
                                                                                ------------

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Continued)



                                                                                  March 31,
                                                                                     2001

                                                                                ------------
                    Total liabilities                                              1,431,956
                                                                                ------------
Stockholders' equity (deficit)
          Common stock, $.0001 par value, 20,000,000 shares
          Authorized with 10,297,250 shares issued and
          Outstanding at March 31, 2001                                                1,030
          Paid in capital                                                          1,282,521
          Stock issued not paid                                                     (262,500)
          Retained earnings (deficit)                                              1,515,587
                                                                                ------------
                    Total stockholders' equity (deficit)                            (494,536)
                                                                                ------------
                    Total liabilities and stockholders' equity (deficit)        $    937,420
                                                                                ============

                 See Accompanying Notes To Financial Statements
                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDING MARCH 31,


                                                                    2001               2000

                                                               --------------      -----------
Revenue                                                        $      400,771      $   390,185
                                                               --------------      -----------

Expenses
          Cost of Sales                                               202,829          221,380
          General and administrative                                  107,855          250,802
          Depreciation, amortization and interest                      43,667           29,108
                                                               --------------      -----------
                    Total expenses                                    354,351          501,290
                                                               --------------      -----------

Income (loss) from continuing operations before income
taxes                                                                 (46,420         (111,105)
Provision for income taxes                                                  -                -
                                                               --------------      -----------
Net (loss)                                                            (46,420)        (111,105)
                                                               ==============      ===========

Income (loss) per weighted-average share
of common stock outstanding
          Basic net (loss) per share                           $        (0.00)     $      0.01)
                                                               ==============      ===========
Weighted-average number of common stock outstanding                10,297,250        7,950,449
                                                               ==============      ===========














                 See Accompanying Notes To Financial Statements

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDING MARCH 31,


                                                                         2001             2000
                                                                    ------------      -----------

Cash Flows From Operating Activities
          Net (loss)                                                $    (46,420)     $  (111,105)
Adjustments To Reconcile Net (Loss) To
Net Cash Used In Operating Activities
          Depreciation, net of adjustment                                 30,119           26,098
          Amortization                                                         -              303
          Decrease (increase) in receivables                               3,370            1,439
          Decrease (increase) in receivables from stockholders                 -           70,000
          Increase (decrease) in accounts and notes payable               50,203          (10,505)
          Increase (decrease) in taxes payable                           (31,660)            (409)
                                                                    ------------      -----------
                    Net Adjustment                                        52,032           86,926
                                                                    ------------      -----------
                    Net Cash (Used) In Operating Activities                5,612          (24,179)
Cash Flows From Investing Activities
          Purchase of equipment                                                -          (35,000)
                                                                    ------------      -----------
                    Net Cash (Used) By Investing Activities                    -          (35,000)
Cash Flows From Financing Activities
          Increase (decrease) bank overdraft                               3,441                -
          (Decrease) increase in notes and loans payable
          Non stockholders                                               (16,298)          (8,377)
          (Decrease) increase in notes and loans payable
    stockholders                                                           7,245           37,805
          Proceeds from unpaid capital stock issued                            -           16,563
                                                                    ------------      -----------
                    Net Cash Provided By Financing Activities             (5,612)          45,991
Net Increase (Decrease) In Cash                                                -          (13,188)
                                                                    ------------      -----------
Cash - Beginning                                                               -           23,715
Cash - Ending                                                       $          -      $    10,527
                                                                    ============      ===========
Other Information
                    Interest paid in cash                           $     13,563      $     2,707



                 See Accompanying Notes To Financial Statements

                     LEARNER'S WORLD, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.           BASIS OF PRESENTATION

     The interim consolidated financial statements for the three month period ended March 31, 2001 are unaudited, but include all adjustments which the management considers necessary for a fair presentation.

     The accompanying unaudited consolidated financial statements are for the interim period and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2001 are not necessarily indicative of the results which can be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     During the first quarter of 2001, Learner's World, Inc., a New York corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) improved its financial condition. The Company increased its revenues over the comparable quarter in 2000. As a direct result of increased revenues for the first quarter of 2001 and the year ended December 31, 2000, the Company's overall financial health improved.

The Company plans to continue its expansion into the child care and adult education fields. This will be accomplished through the building of new locations, the acquisition of suitable locations and its venture onto the Internet with its Internet based educational, test preparation and vocational training web site.

Results of Operations

Gross revenues for the quarter ended March 31, 2001 were $400,771 compared to $390,185 for the same period in 2000, an increase of $ 10,586. The gross revenues for March 31, 2001, were higher than the comparable quarter in 2000 due to a slight increase in revenues from the company's Internet operations.

Costs of revenues were $202,829 for the quarter ended on March 31, 2001, compared to $221,380 for the comparable period in 2000, a decrease of approximately 8%.

Gross profit was $197,942 for the quarter ended on March 31, 2001 and $168,805 for the comparable quarter in 2000. Gross profit as a percentage of revenues was 49% and 43%, respectively.

General, and administrative expenses were $107,855 for the quarter ended on March 31, 2001 and $250,802 for the comparable period in 2000, a decrease of $142,947. The primary reason for the decrease was a significant decrease in Internet development costs and a decrease in legal and professional services.

Operating loss was $46,420 during the quarter ended on March 31, 2001, compared to an operating loss of $111,105 for the comparable quarter in 2000. The Company's operating loss decreased for the quarter ended March 31, 2001 as a result of significant decreases in Internet development costs and a decrease in the cost of professional services.

Capital Resources and Liquidity

The Company had a net working capital deficit of $188,494 for the quarter ended March 31, 2001, as compared to a $121,255 deficit at the end of March 31, 2000.

Net stockholders' deficit in the Company was $494,536 as of March 31, 2001, compared to stockholder's equity of $29,253 as of December 31, 2000. The decrease in net stockholder's equity is primarily due to losses in operations.

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

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the first quarter of 2001, the Company did not issue any equity securities to finance its operations.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the quarters ended March 31, 2001 or 2000.

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

Going Concern

     The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $1,515,587 as of March 31, 2001 compared to a deficit of $965,074 at December 31, 2000. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the

Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.   No reports were filed on Form 8-K during the
         quarter.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May 2001.




Learner's World, Inc.


/s/ Salvatore Casaccio
-----------------------------------------------
                                   May 21, 2001
President, Chief Executive Officer and Director

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

         3(iv)    *                 By-laws of the Company.

         10(i)    *                 Promissory Note dated October 26, 1999,
                                    between the Company and Antonio Casaccio, Agrippino Casaccio and Salvatore Casaccio, showing the terms of payment for the Agreement of Sale dated December 17, 1996.

         10(ii)   *                 Leases for building located at 3 69 Avenue
                                    U, Brooklyn, New York II 223.

         10(iii)  *                 Leases for building located at 208-32 to
                                    208-46 Bell Boulevard, Bayside, New York
                                    11360.



  * incorporated by reference from Form 10-SB/A filed March 22, 2000.