Form 10QSB/A
period 2001-03-31
LEARNERS WORLD INC
filed 2001-06-06
CIK 1047733

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES....................................................................4

INDEX TO EXHIBITS.............................................................5











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










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                 March 31
                                                                                   2001
                                           ASSETS

Current assets
          Cash                                                                $          -
          Receivables                                                                5,046
          Receivable from shareholders                                                   -
                                                                              ------------
                    Total current assets                                             5,046
                                                                              ------------

Property and equipment, net of accumulated depreciation                            879,577
                                                                              ------------

Other assets
          School licensing                                                             583
          Security deposits                                                         52,214
                                                                              ------------
                    Total other assets                                              52,797
                                                                              ------------
                    Total Assets                                              $    937,420
                                                                              ============

                       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
          Bank overdraft                                                      $     23,050
          Accounts and notes payable                                               108,923
          Taxes payable                                                             47,470
          Current portion of long term debt - non stockholders                      14,097
                                                                              ------------
                    Total current liabilities                                      193,540
                                                                              ------------

Long-term liabilities
          Due to stockholders                                                    1,238,416
                                                                              ------------

      Total other liabilities                                       1,238,416
                                                                    ---------


                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Continued)



                                                                                   March 31,
                                                                                     2001
                                                                                  ----------
                    Total liabilities                                              1,431,956
                                                                                  ----------
Stockholders' equity (deficit)
          Common stock, $.0001 par value, 20,000,000 shares
          Authorized with 10,297,250 shares issued and
          Outstanding at March 31, 2001                                                1,030
          Paid in capital                                                          1,282,521
          Stock issued not paid                                                    (262,500)
          Retained earnings (deficit)                                             1,515,587)
                                                                                  ----------
                    Total stockholders' equity (deficit)                           (494,536)
                                                                                  ----------
                    Total liabilities and stockholders' equity (deficit)          $  937,420
                                                                                  ==========

                 See Accompanying Notes To Financial Statements
                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDING MARCH 31,


                                                                   2001             2000
                                                               ------------      ----------
Revenue                                                        $    400,771      $  390,185
                                                               ------------      ----------

Expenses
          Cost of Sales                                             202,829         221,380
          General and administrative                                200,695         250,802
          Depreciation, amortization and interest                    43,667          29,108
                                                               ------------      ----------
                    Total expenses                                  447,191         501,290
                                                               ------------      ----------

Income (loss) from continuing operations before income
taxes                                                              (46,420)       (111,105)
Provision for income taxes                                                -               -
                                                               ------------      ----------
Net (loss)                                                         (46,420)       (111,105)
                                                               ============      ==========

Income (loss) per weighted-average share
of common stock outstanding
          Basic net (loss) per share                           $     (0.00)      $   (0.01)
                                                               ============      ==========
Weighted-average number of common stock outstanding              10,297,250       7,950,449
                                                               ============      ==========














                 See Accompanying Notes To Financial Statements

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDING MARCH 31,

                                                                         2001             2000
                                                                     ------------      ----------
Cash Flows From Operating Activities
          Net (loss)                                                 $   (46,420)      $(111,105)
Adjustments To Reconcile Net (Loss) To
Net Cash Used In Operating Activities
          Depreciation, net of adjustment                                  30,119          26,098
          Amortization                                                          -             303
          Decrease (increase) in receivables                                3,370           1,439
          Decrease (increase) in receivables from stockholders                  -          70,000
          Increase (decrease) in accounts and notes payable                50,203        (10,505)
          Increase (decrease) in taxes payable                           (31,660)           (409)
                                                                     ------------      ----------
                    Net Adjustment                                         52,032          86,926
                                                                     ------------      ----------
                    Net Cash (Used) In Operating Activities                 5,612        (24,179)
Cash Flows From Investing Activities
          Purchase of equipment                                                 -        (35,000)
                                                                     ------------      ----------
                    Net Cash (Used) By Investing Activities                     -        (35,000)
Cash Flows From Financing Activities
          Increase (decrease) bank overdraft                                3,441               -
          (Decrease) increase in notes and loans payable
          Non stockholders                                               (16,298)         (8,377)
          (Decrease) increase in notes and loans payable
    stockholders                                                            7,245          37,805
          Proceeds from unpaid capital stock issued                             -          16,563
                                                                     ------------      ----------
                    Net Cash Provided By Financing Activities             (5,612)          45,991
Net Increase (Decrease) In Cash                                                 -        (13,188)
                                                                     ------------      ----------
Cash - Beginning                                                                -          23,715
Cash - Ending                                                        $          -      $   10,527
                                                                     ============      ==========
Other Information
                    Interest paid in cash                            $     13,563      $    2,707


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

General, and administrative expenses were $200,695 for the quarter ended on March 31, 2001 and $250,802 for the comparable period in 2000, a decrease of $50,107. The primary reason for the decrease was a decrease in Internet development costs and a decrease in legal and professional services..

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




                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of June 2001.




Learner's World, Inc.                                   June 5, 2001


     /s/ Sal Casaccio
-----------------------------------------------
     Sal Casaccio
President, Chief Executive Officer and Director

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