Form 10QSB
period 2001-06-30
LEARNERS WORLD INC
filed 2001-08-14
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 8, 2001 was 12,261,006.

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

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Learner's World, Inc., a New York corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   June 30, 2001
                             ASSETS
Current assets
          Cash                                                   $            -
          Receivables                                                     1,816
                                                                  -------------
                    Total current assets                                  1,816
                                                                  -------------

Property and equipment, net of accumulated depreciation                 849,458
                                                                  -------------

Other assets
          School licensing                                                  583
          Security deposits                                              52,214
                                                                  -------------
                    Total other assets                                   52,797
                                                                  -------------
                    Total Assets                                 $      904,071
                                                                  =============

           LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
          Bank overdraft                                         $       23,638
          Accounts and notes payable                                     94,105
          Taxes payable                                                  64,814
          Current portion of long term debt - non stockholders            5,875
                                                                  -------------
                    Total current liabilities                           188,432
                                                                  -------------

Long-term liabilities
          Due to stockholders                                         1,276,979
                                                                  -------------
                    Total other liabilities                           1,276,979
                                                                  -------------

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Continued)



                                                                  June 30, 2001
                                                                  -------------
       Total liabilities                                              1,465,411
                                                                  -------------
Stockholders' equity (deficit)
          Common stock, $.0001 par value, 20,000,000 shares
          Authorized with 10,297,250 shares issued and
          Outstanding at June 30, 2001                                    1,030
          Paid in capital                                             1,282,521
          Stock issued not paid                                        (262,500)
          Retained earnings (deficit)                                (1,582,391)
                                                                  -------------
     Total stockholders' equity (deficit)                              (561,340)
                                                                  -------------
     Total liabilities and stockholders' equity (deficit)      $        904,071
                                                                  =============








                 See Accompanying Notes To Financial Statements

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2000 and 2001

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,

                                                           2001                 2000              2001                 2000
                                                      ---------------      ---------------   ---------------      ---------------
Revenue                                             $         331,390  $           365,581 $         732,161  $           755,766
                                                      ---------------      ---------------   ---------------      ---------------
Expenses
          Cost of sales                                       170,362              199,610           373,191              420,990
          General and administrative expenses                 184,150              185,293           384,561              436,095
          Depreciation, amortization and interest              43,682               29,113            87,364               58,221
                                                      ---------------      ---------------   ---------------      ---------------
Total Expenses                                                398,194              414,016           845,116              915,306
                                                      ---------------      ---------------   ---------------      ---------------

Income (loss) from continuing operations before
income taxes                                                  (66,804)             (48,435)         (112,955)            (159,540)
Provision for income taxes                                          -                    -               269                    _
                                                      ---------------      ---------------   ---------------      ---------------
Net (loss)                                          $         (66,804)             (48,435)         (113,224)            (159,540)
                                                      ===============      ===============   ===============      ===============
Income (loss) per weighted-average share of
common stock outstanding
          Basic and dilutive net (loss) per share   $           (0.01)               (0.00)            (0.01)               (0.02)
                                                      ===============      ===============   ===============      ===============
Basic and dilutive weighted-average number of
common stock outstanding                                   10,297,250            9,776,250        10,297,250            9,776,250
                                                      ===============      ===============   ===============      ===============







                 See Accompanying Notes To Financial Statements

                              LEARNER'S WORLD, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE AND SIX MONTHS ENDING JUNE 30,

                                                                                      2001                   2000
                                                                               ------------------      -----------------
Cash Flows From Operating Activities
          Net (loss)                                                         $           (113,224)   $          (159,540)
                                                                               ------------------      -----------------
Adjustments To Reconcile Net (Loss) To
Net Cash Used In Operating Activities
          Depreciation                                                                     60,238                 52,196
          Amortization                                                                          -                    606
          Stock issued for services                                                             -                      -
          Interest eliminated and reclassified to paid in capital                               -                      -
          Decrease (increase) in receivables                                                6,600                  1,439
          Decrease in security deposit                                                          -                 70,000
          Increase (decrease) in accounts and notes payable                                35,385                 19,442
          Increase (decrease) in taxes payable                                           (14,316)                  2,213
                                                                               ------------------      -----------------
                    Net Adjustment                                                         87,907                145,896
                                                                               ------------------      -----------------
                    Net Cash (Used) In Operating Activities                               (25,317)               (13,644)
                                                                               ------------------      -----------------
Cash Flows From Investing Activities
          Purchase of equipment                                                                 -                (35,000)
                                                                               ------------------      -----------------
                    Net Cash (Used) By Investing Activities                                     -                (35,000)
                                                                               ------------------      -----------------
Cash Flows From Financing Activities
          (Decrease) increase bank overdraft                                                4,029                      -
          (Decrease) increase in notes and loans payable
          Non stockholders                                                                (24,520)               (12,376)
          (Decrease) increase in notes and loans payable
           stockholders                                                                    45,808                 37,805
          Proceeds from unpaid capital stock issued                                             -                 16,563
                                                                               ------------------      -----------------
                    Net Cash Provided By Financing Activities                              25,317                 41,992
                                                                               ------------------      -----------------
Net Increase (Decrease) In Cash                                                                 -                 (6,652)
Cash - Beginning                                                                                -                 23,715
                                                                               ------------------      -----------------
Cash - Ending                                                                $                  -   $             17,063
                                                                               ==================      =================
Other Information
                    Interest paid in cash                                    $                  -   $              5,419


                 See Accompanying Notes To Financial Statements

                     LEARNER'S WORLD, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1.            BASIS OF PRESENTATION

          The interim consolidated financial statements for the three and six month periods ended June 30, 2001 are unaudited, but include all adjustments which the management considers necessary for a fair presentation.

          The accompanying unaudited consolidated financial statements are for the interim period and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

          During the second quarter of 2001, Learner's World, Inc., a New York corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) continued to record net losses for the second quarter of 2001. The Company's revenues decreased approximately 10% over the comparable quarter in 2000. While there has been a decrease in overall revenues for the first six months of 2001, the Company is cautiously optimistic that once the summer is over, revenues will increase.

Three Months ended June 30, 2001 and Six Months ended June 30, 2001

Gross revenues for the three months ended June 30, 2001 were $331,390 compared to $365,581 for the same period in 2000, a decrease of $34,191. The gross revenues for the three months ended June 30, 2001, were lower than the comparable three months in 2000 due to a decrease in child entertainment revenues.

Gross revenues for the six months ended June 30, 2001 were $732,161 compared to $755,766 for the same period in 2000, a decrease of $23,605. The gross revenues for the six months ended June 30, 2001, were lower than the comparable six months in 2000 due to a decrease in child entertainment revenues.

Net loss was $66,804 for the three months ended on June 30, 2001 compared to a net loss of $48,435 for the comparable three months in 2000. Net loss as a percentage of revenues for the three month periods were (20%) and (13%), respectively. The increase in net loss resulted from a decrease in income from child entertainment revenues.

Net losses were $113,224 for the six months ended on June 30, 2001 and $159,540 for the comparable six months in 2000. Net loss as a percentage of revenues for the six month periods were (__%) and (__%), respectively.

General, and administrative expenses were $184,150 for the three months ended on June 30, 2001 and $185,283 for the comparable period in 2000, a decrease of $1,143, or less then 1%.

General, and administrative expenses were $384,561 for the six months ended on June 30, 2001 and $436,095 for the comparable period in 2000, a decrease of $51,534. The primary reason for the decrease was a decrease in Internet development costs and a decrease in legal and professional services.

Operating loss was $66,804 during the three months ended on June 30, 2001, compared to an operating loss of $48,435 for the comparable three months in 2000. The Company's operating loss increased $18,369 or over 37% for the three months ended June 30, 2001 because of a decrease in revenues without a corresponding decrease in operating costs.

Operating loss was $113,224 during the six months ended on June 30, 2001, compared to an operating loss of $159,540 for the comparable six months in 2000. The Company's operating loss decreased $46,316 or 29% for the six months ended June 30, 2001 because of decreases in Internet development costs and in the cost of professional services.


Capital Resources and Liquidity

The Company had a net working capital deficit of $186,616 for the six months ended June 30, 2001, as compared to $166,923 as of December 31, 2000 (year-end).

Net stockholders' deficit in the Company was $561,340 as of June 30, 2001, compared to a stockholder's deficit of $448,116 as of December 31, 2000. The increase in net stockholder's deficit is due to an increase in operating losses.

Cash flows used by operations were $25,317 for the six months ended June 30, 2001 as compared to cash flows used in operations of $13,644 for the comparable period in 2000.

Cash flows used by investing activities were $0 for the six months ended June 30, 2001 and $35,000 for the six months ended June 30, 2000.

Cash flows provided by financing activities were $25,317 for the six months ending June 30, 2001, as compared to $41,992 generated by financing activities for the comparable period in 2000.

The Company's cash flows fluctuate during the year due to the seasonal nature of the Company's business. Traditionally, enrollments are higher during the period of the year when schools are in regular session (September-May) with lower enrollments during the summer months (June-August). The decline in enrollments during the summer is offset to some degree by the revenues from the Company's summer camps. During the summer months the Company also experiences a decline in revenues from children entertainment sales

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the second quarter of 2001, the Company did not issue any equity securities to finance its operations.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the quarters ended June 30, 2001 or 2000.

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

Labor Related Risks

The Company depends extensively on the availability, quality and reliability of teachers, instructors, tutors and care-givers which it utilizes to provide children's educational and day care services. There is no assurance that the Company will have an adequate supply of qualified personnel at acceptable cost to operate a profitable business. The Company is subject to all of the risks inherent in a business that utilizes skilled labor, including but not limited to strikes, disadvantageous collective bargaining agreements, labor showdowns, unavailability of qualified employees, worker's compensation claims, increases in worker's compensation and other insurance premiums (or unavailability of such insurance), wage disputes, discrimination claims, wrongful termination claims, the loss of qualified employees and inability to replace them, and related risks. At the current time, none of the Company's employees are unionized. The risks may also inhibit the Company's ability to expand or establish new facilities. If such labor issues should arise the Company will attempt to remedy the situation by using temporary employees and its current staff to temporarily cover shortages until additional qualified permanent employees can be found.

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $1,582,391 as of June 30, 2001 compared to a deficit of $1,460,167 at December 31, 2000. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                                     PART II

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)       Reports on Form 8-K.   No reports were filed on Form 8-K during the
          quarter.



                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2001.


Learner's World, Inc.                                   August 14, 2001

                                 /s/  Sal Casaccio
                                -------------------------------------
                                Sal Casaccio
                                President, Chief Executive Officer and Director


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