Form 10QSB
period 2001-09-30
LIQUIDIX  INC
filed 2001-11-19
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-

                              Liquidix, Inc.
                 (Name of Small Business Issuer in Its Charter)

                                    Florida
                        (State of Other Jurisdiction of
                         Incorporation or Organization)


                                   11-3331350
                                (I.R.S. Employer
                              Identification No.)

            16929 E. Enterprise Drive, #206, Fountain Hills, Arizona 85268
              (Address of Principal Executive Offices) (Zip Code)

                                 (480) 816-6140
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001 the Company had 29,450,004 shares of Common Stock outstanding, $0.0001 par value.

                          Index to Financial Statements
                               Liquidix, Inc.

Balance sheets                                            2

Statements of operations                                  3-4

Statements of stockholders' equity (deficit)              5-7

Statements of cash flows                                  8-9

Notes to financial statement                             10-22

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30 , 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                  FINANCIAL STATEMENTS TO FILED BY AMENDMENT

Item 2.  Management's Discussion and Analysis

                           TO BE FILED BY AMENDMENT

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2001.

                                                     LIQUIDIX, INC.

                                                     By:/s/ Jenelle Ray
                                                     --------------------------
                                                            Jenelle Ray
                                                            Secretary

Date: November 19, 2001