Form 10QSB/A
period 2001-09-30
LIQUIDIX  INC
filed 2001-11-20
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-

                              Liquidix, Inc.
                         (f/k/a Learner's World, Inc.)
                 (Name of Small Business Issuer in Its Charter)

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

Statements of operations

Statements of cash flows

Notes to financial statement

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Liquidix, Inc., a Florida corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements, including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

Balance sheets                                          F-1

Statements of operations                                F-2

Statements of cash flows                                F-3

Notes to financial statement                            F-4-5

                                 LIQUIDIX, INC.
                          (F/K/A LEARNER'S WORLD, INC.)
                                AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001

                                     ASSETS
Current assets
     Cash                                                              $     1,323
     Receivables                                                             6,861
                                                                       -----------
         Total current assets                                                8,184
                                                                       -----------
Property and equipment, net of accumulated depreciation                    827,014

Other assets
     School licensing                                                          583
     Security deposits                                                      52,214
                                                                       -----------
         Total other assets                                            $    52,797
                                                                       -----------
         Total assets                                                  $   887,995
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts and notes payable                                        $    47,591
     Taxes payable                                                          64,283
     Current portion of long term debt - non stockholders                    1,191
                                                                       -----------
         Total current liabilities                                         113,065
                                                                       -----------
Long-term liabilities
     Term debt - long term portion - non stockholders                           --
     Due to stockholders                                                 1,352,742
                                                                       -----------
         Total other liabilities                                         1,352,742
                                                                       -----------
         Total liabilities                                               1,465,807
                                                                       -----------
Stockholders' equity (deficit)
     Common stock, $.0001 par value 20,000,000 shares
         authorized with 136,305 shares issued and
         outstanding at September 30, 2001                                      14
     Paid in capital                                                     1,171,037
     Accumulated (deficit)                                              (1,748,863)
                                                                       -----------
         Total stockholders' equity (deficit)                             (577,812)
                                                                       -----------
         Total liabilities and stockholders' equity (deficit)          $   887,995
                                                                       ===========

See Accompanying Notes to Financial Statements

                                 LIQUIDIX, INC.
                          (F/K/A LEARNER'S WORLD, INC.)
                                AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30,

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                         2001               2000             2001                  2000
Revenue                                               $  261,926       $    309,016      $     994,087       $  1,064,782
                                                      ----------       ------------      -------------       ------------

Expenses

     Cost of sales                                       143,197            184,601            516,388            605,591

     General and administrative                          241,519            288,705            626,080            724,800

     Depreciation, amortization and interest              43,682             30,329            131,046             88,550
                                                      ----------       ------------      -------------       ------------

Total Expenses                                           428,398            503,635          1,273,514          1,418,941
                                                      ----------       ------------      -------------       ------------

Income (loss) from continuing operations before
 income taxes                                         $ (166,472)      $   (194,619)     $    (279,427)      $   (354,159)

Provision for income taxes                                    --                 --                269                 --
                                                      ----------       ------------      -------------       ------------

Net (loss)                                            $ (166,472)      $   (194,619)     $    (279,696)      $   (354,159)
                                                      ==========       ============      =============       ============

Income (loss) per weighted-average share of common stock outstanding

   Basic and dilutive net (loss) per share            $    (2.67)      $      (3.88)     $       (5.08)      $      (7.18)
                                                      ==========       ============      =============       ============

Basic and dilutive weighted-average number of
 common stock outstanding                                 62,349             50,201             55,108             49,321
                                                      ==========       ============      =============       ============

See Accompanying Notes to Financial Statements

                                 LIQUIDIX, INC.
                          (F/K/A LEARNER'S WORLD, INC.)

                                AND SUBSIDIARIES
            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE MONTHS ENDING SEPTEMBER 30,

                                                                     2001            2000
                                                                     ----            ----
Cash Flows From Operating Activities
     Net (loss)                                                  $(279,696)       $(354,159)
                                                                 ---------        ---------
Adjustments To Reconcile Net (Loss) To Net Cash
   Used In Operating Activities
      Depreciation                                                  90,357           78,294
      Amortization                                                      --              909
      Stock issued for services                                    150,000           35,230
      Decrease (Increase) in receivables                             1,555            1,439
      Decrease in security deposit                                      --           70,000
      Increase (Decrease) in accounts & notes payable              (11,129)          10,595
      Increase (Decrease) in taxes payable                         (14,847)           1,677
                                                                 ---------        ---------
                 Net Adjustment                                    215,936          198,144
                                                                 ---------        ---------
                 Net Cash (Used) In Operating Activities           (63,760)        (156,015)
                                                                 ---------        ---------
Cash Flows From Investing Activities
      (Purchase) of equipment                                       (7,675)         (35,000)
                                                                 ---------        ---------
                 Net Cash (Used) By Investing Activities            (7,675)         (35,000)
                                                                 ---------        ---------
Cash Flows From Financing Activities
      (Decrease) Increase in bank overdraft                        (19,609)              --
      (Decrease) Increase in notes and loans payable
        non stockholders                                           (29,204)          25,132
      (Decrease) Increase in notes and loans payable
        stockholders                                               121,571           75,605
      Proceeds from unpaid capital stock issued                         --           16,563
      Proceeds from additional stock issued                             --           50,000
                                                                 ---------        ---------
                 Net Cash Provided By Financing Activities          72,758          167,300
                                                                 ---------        ---------
Net Increase (Decrease) In Cash                                      1,323          (23,715)

Cash - Beginning                                                        --           23,715
                                                                 ---------        ---------
Cash - Ending                                                    $   1,323        $      --
                                                                 =========        ==========
Other Information
       Interest paid in cash                                     $      --        $   9,347
                                                                 =========        =======

Non Cash Items
       Stock issued for services                                 $ 150,000        $  35,230
                                                                 =========        =======

See Accompanying Notes to Financial Statements

                                 LIQUIDIX, INC.
                          (F/K/A LEARNER'S WORLD, INC.)

                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 1.   BASIS OF PRESENTATION

The interim condensed financial statements for the three and nine month periods ended September 30, 2001 are unaudited, but include all adjustments which management considers necessary for a fair presentation.

The accompanying unaudited consolidated financial statements are for the interim period and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2.   SUBSEQUENT EVENT

At the end of September, 2001, the Company entered into an agreement to settle the debts of the Company and to facilitate the Company to acquire an active and viable operation from a third party entity. The process began to accomplish this shortly after September 30, 2001 and it continues today, November 20, 2001.

The plan is multiple phase and has been reported to the SEC in a Form 8-K filed on October 11, 2001.

It involves settling with the primary shareholders of the Company where they receive the 3 subsidiaries of the Company and $400,000 cash in exchange for the debt owed them which is in excess of $1,352,000. This passes most if not all of the previously owned assets and liabilities out of the Company.

The Company effected a 200 for 1 reverse stock split during September 2001 as part of the plan to free itself of all, or most all, of its debt and thereby facilitate the acquisition of another entity.

After the 200 for 1 reverse stock split undertaken by the Company, the controlling parties of the entity acquired by the Company will pay $400,000 cash to the Company, put in its entity and receive back 27,000,000 shares of common stock. At the time of filing this report, the Company has received $200,000 of the $400,000 cash.

Pursuant to the merger, the Company purchased all of the shares of a British Company, Advanced Fluid Systems, Ltd. that is doing $4 million in sales with projected pretax profit of 25%. The company currently is in the industrial products business selling ferrofluid seals to the semiconductor industry, the vacuum industry and original equipment manufacturers. The ferrofluid seal uses a magnetic fluid to form the seal normally provided by an o'ring. This product has been manufactured and sold by AFS for at least eight years. AFS also has a consumer product that is an active damper "controllable fluid", which senses shock and changes the viscosity of the fluid in the damper to produce an "EZ-Ride". A worldwide patent has been granted to AFS for this technology. This product has not yet been brought to market. Liquidix also has licensed a new method of processing silicon chips. Several large silicon chip manufacturers including The primary initial market will be for cellular telephone companies.

The Company in settlement to free itself of the debt to the existing shareholders agree to pay them in the settlement $400,000 cash. At the time of filing this report the Company has paid the existing shareholders $200,000 of the $400,000 they are to receive in the settlement.

Out of the 27,000,000 shares to be issued all 27,000,000 shares have been issued (all restricted stock), 12,000,000 shares have been released to the buyers and 15,000,000 shares are held in escrow pending completion of the agreements.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

GENERAL

During the third quarter of 2001, Learner's World, Inc., a New York corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) maintained a fairly stable financial condition. The Company's revenues decreased approximately 7% over the comparable quarter in 2000. While there is a slight decrease in overall revenues for the first nine months of 2001, the Company's overall financial health remains about the same.

As part of a Stock Purchase Agreement and Share Exchange with Liquidics, Inc., the Company purchased all of the shares of Advanced FLuid Solutions, Inc. and changed its name to Liquidix, Inc. Advanced Fluid Solutions Inc. the Company's wholly owned subsidiary is a British Company doing $4 million in sales with projected pretax profit of 25%. The company currently is in the industrial products business selling ferrofluid seals to the semiconductor industry, the vacuum industry and original equipment manufacturers. The ferrofluid seal uses a magnetic fluid to form the seal normally provided by an o'ring. This product has been manufactured and sold by AFS for at least eight years. AFS also has a consumer product that is an active damper "controllable fluid", which senses shock and changes the viscosity of the fluid in the damper to produce an "EZ-Ride". A worldwide patent has been granted to AFS for this technology. This product has not yet been brought to market. Liquidix also has licensed a new method of processing silicon chips. Several large silicon chip manufacturers including The primary initial market will be for cellular telephone companies.

THREE MONTHS ENDED SEPTEMBER 20, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Gross revenues for the three months ended September 30, 2001 were $262,000 compared to $309,000 for the same period in 2000, a decrease of $47,000. The gross revenues for the three months ended September 30, 2001, were lower than the comparable three months in 2000 due to a decrease in child entertainment revenues of $16,000 and enrollments of $28,000.

Gross revenues for the nine months ended September 30, 2001 were $994,000 compared to $1,065,000 for the same period in 2000, a decrease of $71,000. The gross revenues for the nine months ended September 30, 2001, were lower than the comparable nine months in 2000 due to a decrease in enrollment of $11,000 and child entertainment of $61,000. However, the Company changed the food sales philosophy in 2001. The cost of sales, which includes cost of food, for the nine months ended September 30, 2001 and 2000 were $516,000 and $606,000 respectively, down $90,000. For the last three months ending September 30, 2001 and 2000, the cost of sales are down even more dramatically - $143,000 and $185,000 respectively, down $42,000.

Net loss was $166,000 for the three months ended on September 30, 2001 compared to a net loss of $195,000 for the comparable three months in 2000. Net loss as a percentage of revenues for the three month periods were (63%) and (63%), respectively.

Net losses were $280,000 for the nine months ended on September 30, 2001 and $354,000 for the comparable nine months in 2000. Net loss as a percentage of revenues for the nine month periods were (28%) and (33%), respectively.

General, and administrative expenses were $242,000 for the three months ended September 30, 2001 and $289,000 for the comparable period in 2000, a decrease of $47,000, or about 16%.

General, and administrative expenses were $626,000 for the nine months ended on September 30, 2001 and $725,000 for the comparable period in 2000, a decrease of $99,000. The primary reason for the decrease was flood damage insurance proceeds of $100,000 and the major shareholder waived $25,000 in compensation to himself. The Company did a lot of the work in house and saved money in repairs. And the Company to date has chosen not to rebuild one major entertainment facility as it had not seemed cost effective.

Operating loss was $166,000 during the three months ended on September 30, 2001, compared to an operating loss of $195,000 for the comparable three months in 2000. The Company's operating loss decreased $29,000 or 16%.

Operating loss was $280,000 during the nine months ended on September 30, 2001, compared to an operating loss of $354,000 for the comparable nine months in 2000. The Company's operating loss decreased $74,000, or 21% for the nine months ended September 30, 2001 primarily because of the flood damage insurance proceeds.

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

GOING CONCERN

The Company's ability to continue as a going concern is an issue raised as a result of a net stockholders (deficit) of $(577,812) as of September 30, 2001 compared to a (deficit) of $(448,116) at December 31, 2000. The Company continues to experience net operating losses. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the

Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible; and (4) obtain a private placement. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.

               (a)  Exhibits.
                    None

               (b)  Report on Form 8-K
                    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 20, 2001.

                                                     LIQUIDIX, INC.


                                                     By: /s/Jenelle Ray
                                                     --------------------------
                                                            Jenelle Ray
                                                            Secretary

Date: November 20, 2001