Form 10QSB
period 2001-12-31
LIQUIDIX  INC
filed 2002-04-17
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                          Commission File No. 000-28513

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

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 17, 2002 the Company had 29,450,004 shares of Common Stock outstanding, $0.0001 par value.

                          Index to Financial Statements
                               Liquidix, Inc.

Balance sheets

Statements of operations

Consolidated Statement of Changes in Stockholders' Equity

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

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Liquidix, Inc., a Florida corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements, including a balance sheet for the Company as of the quarter ended December 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

Balance sheets                                          F-1-2

Statements of operations                                F-3

Consolidated Statement of Changes in                    F-4
Stockholders' Equity

Statements of cash flows                                F-5-6

Notes to financial statement                            F-7

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 (Unaudited)

                                     ASSETS

                                                         December 31,
                                                             2001
                                                         (Unaudited)
                                                       -----------------
Current Assets:
     Cash and cash equivalents                                $ 281,984
     Accounts receivable, net                                   575,167
     Inventory                                                  427,515
                                                       -----------------

              Total Current Assets                            1,284,666
                                                       -----------------

Property and equipment                                           99,992
                                                       -----------------
Other Assets:
     Deposits                                                     7,500
     Prepaid expenses                                           160,027
     License agreement                                          500,000
     Goodwill                                                 1,670,311
                                                       -----------------

                                                              2,337,838
                                                       -----------------

              Total Assets                                   $3,722,496
                                                       =================

                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                     CONSOLIDATED BALANCE SHEETS (Continued)
                          December 31, 2001 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,
                                                                                       2001
                                                                                   (Unaudited)
                                                                                 -----------------
Current Liabilities:
     Accounts payable                                                                   $ 482,311
     Notes payable related party                                                          110,375
     Accrued liabilities                                                                  351,817
                                                                                 -----------------

              Total Liabilities                                                           944,503
                                                                                 -----------------

Minority interest:                                                                         18,213
                                                                                 -----------------

Commitments:                                                                                    -

Stockholders' Equity:
     Common Stock - $.0001 par value;  75,000,000 shares
        authorized, 29,502,604 shares issued and outstanding                                2,950
     Additional paid in capital                                                         3,874,478
     Accumulated deficit                                                               (1,134,407)
     Foreign currency translation adjustment                                               16,759
                                                                                 -----------------

              Total Stockholders' Equity                                                2,759,780
                                                                                 -----------------

              Total Liabilities and Stockholders' Equity                               $3,722,496
                                                                                 =================

                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.

                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
          Three and Nine Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                              Nine Months Ended                   Three Months Ended
                                                December 31,                         December 31,
                                            2001             2000                2001             2000
                                       ----------------  --------------     ----------------  --------------
Sales                                       $1,802,877             $ -            $ 506,578             $ -

Cost of Sales                                1,042,287               -              287,533               -
                                       ----------------  --------------     ----------------  --------------

Gross Profit                                   760,590               -              219,045               -

General & Administrative
  Expenses                                   1,396,330         326,414              632,240         176,703
                                       ----------------  --------------     ----------------  --------------

Loss from Operations                          (635,740)       (326,414)            (413,195)       (176,703)
                                       ----------------  --------------     ----------------  --------------

Other Income (Expenses)
   Interest Expense                             (7,546)              -               (3,856)              -
   Interest Income                               1,122             837                  102             444
                                       ----------------  --------------     ----------------  --------------

Total Other Income (Expense)                    (6,424)            837               (3,754)            444
                                       ----------------  --------------     ----------------  --------------

Minority Interest                                2,006               -                 (180)              -
                                       ----------------  --------------     ----------------  --------------

Net Loss                                     $(640,158)     $ (325,577)           $(417,129)     $ (176,259)
                                       ================  ==============     ================  ==============

Basic loss per common share                    $ (0.07)        $ (0.11)             $ (0.01)        $ (0.02)
                                       ================  ==============     ================  ==============

Weighted-average number of
  shares outstanding                         9,520,516       3,024,136           28,458,063       9,240,417
                                       ================  ==============     ================  ==============

                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Nine Month Period Ended December 31, 2001 (Unaudited)

                                                                                                       Additional
                                           Preferred Stock    Common Stock        Treasury Stock        Paid-In
                                                Amount             Amount              Amount           Capital
                                           ------------------ ------------------  ----------------- -----------------
Balance at March 31, 2001                   $        51        $    10,332        $   (50,500)       $ 3,608,639

Merger with Learner's World Inc. and
  recapitalization of equity                        (51)            (7,619)            50,500            (42,830)
Issuance of common stock for services                --                237                 --            308,669
Foreign currency translation
 adjustment                                          --                 --                 --                 --
Net Loss                                             --                 --                 --                 --
                                            -----------        -----------        -----------        -----------

Balance at December 31, 2001                $        --        $     2,950        $        --        $ 3,874,478
                                            ===========        ===========        ===========        ===========

                                                             Cummulative          Total
                                             Accumulated      Translation     Stockholders'
                                               Deficit          Account           Equity
                                            ---------------  --------------- -----------------
Balance at March 31, 2001                   $  (494,249)       $        --       $ 3,074,273

Merger with Learner's World Inc. and
  recapitalization of equity                         --                 --                --
Issuance of common stock for services                --                 --           308,906
Foreign currency translation
 adjustment                                          --             16,759            16,759
Net Loss                                       (640,158)                --          (640,158)
                                            -----------        -----------       -----------

Balance at December 31, 2001                $(1,134,407)       $    16,759       $ 2,759,780
                                            ===========        ===========       ===========

                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUSIDARY OF LIQUIDICS, INC.))
                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
               Nine Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                               2001            2000
                                                                          ---------------  --------------
Cash flows from operating activities:
    Net Loss                                                                  $ (640,158)     $ (325,577)

    Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
        Depreciation and amortization                                            337,720             820
        Minority interest                                                         (2,006)              -
        Stock issued for debt                                                    308,906               -
    Changes in Assets and Liabilities:
        Accounts receivable                                                      277,301               -
        Inventory                                                                 79,162               -
        Prepaid expenses                                                        (133,215)         28,869
        Deposits                                                                       -         (15,015)
        Accounts payable                                                        (420,690)        151,199
        Accrued liabilities                                                      109,325          (1,216)
                                                                          ---------------  --------------

    Net cash used by operating activities                                        (83,655)       (160,920)
                                                                          ---------------  --------------
Cash flows from investing activities:
        Disbursements for notes receivable                                             -         (45,000)
        Acquisition costs                                                              -        (128,635)
        Purchase of fixed assets                                                  (1,200)        (13,257)
                                                                          ---------------  --------------

    Net cash used by investing activities                                         (1,200)       (186,892)
                                                                          ---------------  --------------

Cash flows from financing activities:
        Proceeds from debt                                                       100,566          17,000
        Repayment of debt                                                         (5,191)              -
        Repayment of capital lease                                               (11,850)              -
        Purchase of treasury stock                                                     -         (80,000)
                                                                          ---------------  --------------

    Net cash provided (used) by financing activities                              83,525         (63,000)
                                                                          ---------------  --------------

    Effect of exchange rate changes on cash                                       14,311               -
                                                                          ---------------  --------------
Net decrease in cash and cash equivalents                                         12,981        (410,812)

Cash and cash equivalents at beginning of period                                 269,003         422,808
                                                                          ---------------  --------------
Cash and cash equivalents at end of period                                      $281,984        $ 11,996
                                                                          ===============  ==============

                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUSIDARY OF LIQUIDICS, INC.))
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) For the Nine
                 Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                               2001            2000
                                                                          ---------------  --------------
Supplemental disclosure of cash flow information:
    Interest paid                                                                $ 7,546             $ -

    Income taxes payable                                                             $ -             $ -


Non cash investing and financing activities:
    Stock issued for services                                                  $ 308,906             $ -

                       See the Accompanying Notes to These
                       Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2001.

Merger

Effective October 1, 2001, Learner's World, Inc. ("LWI") acquired one hundred percent (100%) of the outstanding common stock of Advanced Fluid Systems, Inc. ("AFS"), from its parent company Liquidics, Inc. ("LI"). The stockholders of LWI received $400,000 and gave 27,000,000 common shares of LWI stock. The transaction was accounted for as a recapitalization with Liquidics, Inc. as the accounting acquiror (a reverse merger), as LI's stockholders are the controlling stockholders of the combined companies. The accompanying consolidated financial statements of LWI include the accounts of AFS for all periods presented, and the accounts of LWI from the effective date of the merger.

In conjunction with the merger, LWI changed its name to Liquidix, Inc.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

GENERAL

During the third quarter of 2001, we maintained a fairly stable financial condition.

As part of a Stock Purchase Agreement and Share Exchange with Liquidics, Inc., we purchased all of the shares of Advanced Fluid Solutions, Inc. and changed our name to Liquidix, Inc. Advanced Fluid Solutions Inc. our wholly owned subsidiary, is a British company doing $4 million in sales with projected pretax profit of 25%. We currently are in the industrial products business selling ferrofluid seals to the semiconductor industry, the vacuum industry and original equipment manufacturers. The ferrofluid seal uses a magnetic fluid to form the seal normally provided by an o'ring. This product has been manufactured and sold by AFS for at least eight years. AFS also has a consumer product that is an active damper "controllable fluid", which senses shock and changes the viscosity of the fluid in the damper to produce an "EZ-Ride". A worldwide patent has been granted to AFS for this technology. This product has not yet been brought to market. We also have licensed a new method of processing silicon chips. Several large silicon chip manufacturers including the primary initial market will be for cellular telephone companies.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Gross revenues for the three months ended September 30, 2001 were $506,578 compared to -0- for the same period in 2000, an increase of $506,578. The gross revenues for the three months ended September 30, 2001, were higher than the comparable three months in 2000 due to an increase in child entertainment revenues and enrollments.

Gross revenues for the nine months ended September 30, 2001 were $1,802,877 compared to -0- for the same period in 2000, an increase of $1,802,877. The gross revenues for the nine months ended September 30, 2001, were lower than the comparable nine months in 2000 due to an increase in enrollment and child entertainment. The cost of sales, which includes cost of food, for the nine months ended September 30, 2001 and 2000 were $1,042,287 and -0- respectively. For the last three months ending September 30, 2001 and 2000, the cost of sales were $287,533 and -0- respectively.

Net loss was $417,129 for the three months ended on September 30, 2001 compared to a net loss of $176,259 for the comparable three months in 2000. Net loss as a percentage of revenues for the three month periods were (82%) and (100%), respectively.

Net losses were $640,158 for the nine months ended on September 30, 2001 and $325,577 for the comparable nine months in 2000. Net loss as a percentage of revenues for the nine month periods were (36%) and (100%), respectively.

General, and administrative expenses were $632,240 for the three months ended September 30, 2001 and $176,703 for the comparable period in 2000, an increase of $455,537, or about 258%.

General, and administrative expenses were $1,396,330 for the nine months ended on September 30, 2001 and $326,414 for the comparable period in 2000, an increase of $1,069,916.

Operating loss was $413,195 during the three months ended on September 30, 2001, compared to an operating loss of $176,703 for the comparable three months in 2000. Our operating loss $336,492 or 190%.

Operating loss was $635,740 during the nine months ended on September 30, 2001, compared to an operating loss of $326,414 for the comparable nine months in 2000. Our operating loss increased $309,326, or 95% for the nine months ended September 30, 2001.

LABOR RELATED RISKS

We depend extensively on the availability, quality and reliability of teachers, instructors, tutors and care-givers which it utilizes to provide children's educational and day care services. There is no assurance that we will have an adequate supply of qualified personnel at acceptable cost to operate a profitable business. We are subject to all of the risks inherent in a business that utilizes skilled labor, including but not limited to strikes, disadvantageous collective bargaining agreements, labor showdowns, unavailability of qualified employees, worker's compensation claims, increases in worker's compensation and other insurance premiums (or unavailability of such insurance), wage disputes, discrimination claims, wrongful termination claims, the loss of qualified employees and inability to replace them, and related risks. At the current time, none of our employees are unionized. The risks may also inhibit our ability to expand or establish new facilities. If such labor issues should arise we will attempt to remedy the situation by using temporary employees and our current staff to temporarily cover shortages until additional qualified permanent employees can be found.

GOING CONCERN

Our ability to continue as a going concern is an issue raised as a result of a net stockholders (deficit) of $(1,134,407) as of September 30, 2001 compared to a (deficit) of $(448,116) at December 31, 2000. We continues to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain a profit and/or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure we remain a going concern. Management's plan to address the

Our ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of our securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible; and (4) obtaining a private placement. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.

               (a)  Exhibits.
                    None

               (b)  Report on Form 8-K
                    A Form 8-K was filed on October 11, 2001 regarding Item 1 & 2 based on a Change in Control of Registrant. (SEC File No. 000-28513)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on April 17, 2002.

                                                     LIQUIDIX, INC.


                                                     By: /s/ Perry A. Barker
                                                     --------------------------
                                                             Perry A. Barker
                                                             President

Date: April 17, 2002