Form 10QSB/A
period 2001-12-31
LIQUIDIX  INC
filed 2002-05-24
CIK 1047733

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

Consolidated Statement of Changes in                    F-4
Stockholders' Equity

Statements of cash flows                                F-5-6

Notes to financial statement                            F-7

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 (Unaudited)

                                                                 December 31,
                                                                     2001
                                                                 (Unaudited)
                                                               -----------------
Current Assets:
     Cash and cash equivalents                                        $ 281,984
     Accounts receivable, net                                           575,167
     Inventory                                                          427,515
                                                               -----------------

              Total Current Assets                                    1,284,666
                                                               -----------------

Property and equipment                                                   99,992
                                                               -----------------

Other Assets:
     Deposits                                                             7,500
     Prepaid expenses                                                   158,843
     License agreement                                                  500,000
     Goodwill                                                         1,670,311
                                                               -----------------

                                                                      2,336,654

                                                               -----------------

              Total Assets                                           $3,721,312
                                                               =================



                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                     CONSOLIDATED BALANCE SHEETS (Continued)
                          December 31, 2001 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,
                                                                                       2001
                                                                                   (Unaudited)
                                                                                 -----------------
Current Liabilities:
     Accounts payable                                                                   $ 482,311
     Notes payable related party                                                          110,375
     Accrued liabilities                                                                  351,817
                                                                                 -----------------

              Total Liabilities                                                           944,503
                                                                                 -----------------
Minority interest:                                                                         18,213
                                                                                 -----------------
Commitments:                                                                                    -

Stockholders' Equity:
     Common Stock - $.0001 par value;  75,000,000 shares
        authorized, 29,450,004 shares issued and outstanding                                2,945
     Additional paid in capital                                                         3,871,077
     Accumulated deficit                                                               (1,132,185)
     Foreign currency translation adjustment                                               16,759
                                                                                 -----------------

              Total Stockholders' Equity                                                2,758,596
                                                                                 -----------------
              Total Liabilities and Stockholders' Equity                               $3,721,312
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

                                              Nine Months Ended                     Three Months Ended
                                                 December 31,                          December 31,
                                            2001              2000                2001              2000
                                       ----------------  ---------------     ---------------   ---------------
Sales                                       $1,802,877       $3,032,399           $ 506,578        $1,354,829

Cost of Sales                                1,042,287        1,498,964             287,533           586,495
                                       ----------------  ---------------     ---------------   ---------------

Gross Profit                                   760,590        1,533,435             219,045           768,334

General & Administrative

  Expenses                                   1,394,108        1,088,374             630,018           373,445
                                       ----------------  ---------------     ---------------   ---------------

Income (Loss) from Operations                 (633,518)         445,061            (410,973)          394,889
                                       ----------------  ---------------     ---------------   ---------------

Other Income (Expenses)
   Interest Expense                             (7,546)          (3,094)             (3,856)           (1,564)
   Interest Income                               1,122            2,010                 102             1,157
                                       ----------------  ---------------     ---------------   ---------------

Total Other Income (Expense)                    (6,424)          (1,084)             (3,754)             (407)
                                       ----------------  ---------------     ---------------   ---------------

Minority Interest                                2,006                -                (180)                -
                                       ----------------  ---------------     ---------------   ---------------

Net Income (Loss)                            $(637,936)       $ 443,977           $(414,907)        $ 394,482
                                       ================  ===============     ===============   ===============

Basic and diluted income
   (loss) per common share                     $ (0.07)          $ 0.37             $ (0.01)           $ 0.33
                                       ================  ===============     ===============   ===============

Weighted-average number of
  shares outstanding                         9,520,516        1,200,000          28,458,063         1,200,000
                                       ================  ===============     ===============   ===============


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

                                                                                                                   Additional
                                             Preferred Stock         Common Stock           Treasury Stock          Paid-In
                                                  Amount                Amount                 Amount               Capital
                                                  ------                ------                 ------               -------
Balance at March 31, 2001                      $        51           $    10,332           $   (50,500)          $ 3,608,639

Merger with Learner's World Inc. and
  recapitalization of equity                           (51)               (7,622)               50,500               (42,827)
Issuance of common stock for services                   --                   235                    --               305,265
Foreign currency translation
 adjustment                                             --                    --                    --                    --
Net Loss                                                --                    --                    --                    --
                                               -----------           -----------           -----------           -----------

Balance at December 31, 2001                   $        --           $     2,945           $        --           $ 3,871,077
                                               ===========           ===========           ===========           ===========

                                                                       Cummulative            Total
                                                Accumulated            Translation        Stockholders'
                                                   Deficit               Account             Equity
                                                   -------               -------             ------
Balance at March 31, 2001                      $  (494,249)          $        --          $ 3,074,273

Merger with Learner's World Inc. and
  recapitalization of equity                            --                    --                   --
Issuance of common stock for services                   --                    --              305,500
Foreign currency translation
 adjustment                                             --                16,759               16,759
Net Loss                                          (637,936)                   --             (637,936)
                                               -----------           -----------          -----------

Balance at December 31, 2001                   $(1,132,185)          $    16,759          $ 2,758,596
                                               ===========           ===========          ===========

                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                   December 31,
                                                                               2001            2000
                                                                          ---------------  --------------
Cash flows from operating activities:
    Net (Income) Loss                                                         $ (637,936)       $443,977

    Adjustments to reconcile net loss to net cash provided (used) by operating activities:

        Depreciation and amortization                                            337,720          46,708
        Minority interest                                                         (2,006)              -
        Stock issued for debt                                                    305,500               -
    Changes in Assets and Liabilities:
        Accounts receivable                                                      277,301        (674,201)
        Inventory                                                                 79,162        (231,671)
        Prepaid expenses                                                        (132,032)           (460)
        Accounts payable                                                        (420,690)        375,586
        Accrued liabilities                                                      109,325         (60,851)
                                                                          ---------------  --------------
    Net cash used by operating activities                                        (83,656)       (100,912)
                                                                          ---------------  --------------
Cash flows from investing activities:

        Purchase of fixed assets                                                  (1,200)        (96,008)
                                                                          ---------------  --------------

    Net cash used by investing activities                                         (1,200)        (96,008)
                                                                          ---------------  --------------

Cash flows from financing activities:

        Proceeds from debt                                                       100,566          29,867
        Repayment of debt                                                         (5,191)              -
        Repayment of capital lease                                               (11,850)        (16,035)
        Proceeds from issuance of stock                                                -          30,443
                                                                          ---------------  --------------

    Net cash provided by financing activities                                     83,525          44,275
                                                                          ---------------  --------------

    Effect of exchange rate changes on cash                                       14,312          74,423
                                                                          ---------------  --------------

Net increase (decrease) in cash and cash equivalents                              12,981         (78,222)

Cash and cash equivalents at beginning of period                                 269,003         100,849
                                                                          ---------------  --------------

Cash and cash equivalents at end of period                                      $281,984        $ 22,627
                                                                          ===============  ==============


                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
           For the Nine Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                               2001            2000
                                                                          ---------------  --------------
Supplemental disclosure of cash flow information:
    Interest paid                                                                $ 7,546         $ 3,094
                                                                          ===============  ==============

    Income taxes paid                                                                $ -             $ -
                                                                          ===============  ==============

Non cash investing and financing activities:

    Stock issued for services                                                   $305,500             $ -
                                                                          ===============  ==============





                       See the Accompanying Notes to These
                        Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                         (A SUSIDARY OF LIQUIDICS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2.  Management's Discussion and Analysis
---------------------------------------------

THREE MONTHS ENDED DECEMBER 30, 2001

Gross revenues for the three months ended December 31, 2001 were $506,578 compared to $1,354,829 for the same period in 2000, a decrease of $848,251 or 62.6%. The gross revenues for the three months ended December 30, 2001, were lower than the comparable three months in 2000 due to a downturn in the technology sector and the subsequent cancellation or postponement of previous sales orders.

The cost of sales for the three months ended December 30, 2001 and 2000 were $287,533 and $586,495 respectively. The decrease of $298,962 or 51% was primarily due to the decrease in sales revenues caused by a downturn in the technology sector.

Net loss was $414,907 for the three months ended on December 30, 2001 compared to a net income of $394,482 for the comparable three months in 2000. Net income
(loss) as a percentage of revenues for the three month periods were (81.9%) and 29.1%, respectively.

General and administrative expenses were $630,018 for the three months ended December 30, 2001 and $373,445 for the comparable period in 2000, an increase of $256,573, or 68.7%. The increase was primarily due to professional fees incurred in relation to the merger between Learner's World, Inc. and Advanced Fluid Systems, Inc. and increased travel costs.

NINE MONTHS ENDED DECEMBER 30, 2001

Gross revenues for the nine months ended December 30, 2001 were $1,802,877 compared to $3,032,399 for the same period in 2000, a decrease of $1,229,522 or 40.5%. The gross revenues for the nine months ended December 30, 2001, were lower than the comparable nine months in 2000 due to a downturn in the technology sector and the subsequent cancellation or postponement of previous sales orders.

The cost of sales for the nine months ended December 30, 2001 and 2000 were $1,042,287 and $1,498,964 respectively. The decrease of $456,677 or 30.5% was primarily due to the decrease in sales revenues caused by a downturn in the technology sector.

Net loss was $637,936 for the nine months ended on December 30, 2001 compared to net income of $443,977 for the comparable nine months in 2000. Net income (loss) as a percentage of revenues for the nine month periods were (35.4%) and 14.6%, respectively

General and administrative expenses were $1,394,108 for the nine months ended on December 30, 2001 and $1,088,374 for the comparable period in 2000, an increase of $305,734 or 28.1%. The increase was primarily due to professional fees incurred in relation to the merger between Learner's World, Inc. and Advanced Fluid Systems, Inc., increased travel costs, and professional fees incurred in relation to the merger between Liquidics, Inc. and Advanced Fluid Systems, Ltd.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.

               (a)  Exhibits.
                    None

               (b)  Report on Form 8-K
                    A Form 8-K was filed on April 17, 2002 regarding Item 4 based on Changes in Registrant's Certifying Accountant and
                    Item 8 based on a Change in Fiscal Year. (SEC File No. 000-28513)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 23, 2002.

                                                     LIQUIDIX, INC.


                                                     By: /s/ Perry A. Barker
                                                     --------------------------

                                                             Perry A. Barker
                                                             President

Date: May 23, 2002