Form 10KSB
period 2002-03-31
LIQUIDIX  INC
filed 2002-07-15
CIK 1047733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002 .

Commission File Number 333-69686

LIQUIDIX, INC.
(Exact name of registrant as specified in its charter)

Florida	86-0000714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16929 E. Enterprise Drive, #206
Fountain Hills, Arizona 85268
(Address of principal executive offices) (Zip Code)

(480) 816-6140
(Registrant''s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act, Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 3, 2002, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $643,182.75.

Number of shares of the registrant's common stock outstanding as of July 10, 2002 was: 29,725,004

Transfer Agent as of July 10, 2002:

Standard Register and Transfer Company
12528 South 1840 East
Draper, Utah 84020

LIQUIDIX, INC.
TABLE OF CONTENTS

Part I
Item 1. Description of Business.
Item 2. Description of Property.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Part II
Item 5. Market for Common Equity and related Stockholder Matters.
Item 6. Management's Discussion and Analysis or Plan of Operations.
Item 7. Financial Statements.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Part III
Item 9. Directors, Executive Officers, Promoters and Control persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and Reports of Form 8-K.
Signatures

PART I

Forward-Looking Statements: No Assurance Intended

Item 1.     Description of Business

This report contains certain forward-looking statements regarding Liquidix, Inc., our business, and financial prospects. These statements represent Management’s present intentions and its present belief regarding the company’s future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

  the fact that Liquidix, Inc's growth will be limited by its ability to obtain additional capital;
  the fact that the industry in which Liquidix, Inc. operates is dominated by large companies; against whom Liquidix, Inc. must compete the fact that Liquidix, Inc. may not be able to attract the skilled engineers it will need in order to expand our operation efficiently.
  Increase in sales depends on the recovery of the technology market.

Because these and other risks may cause our actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward- looking statements that appear in this Report. Readers should also take note that Liquidix, Inc. will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

Business Development. We were formed in New York on June 28, 1996 under the name Learners World, Inc. with the intent to own and operate facilities for the care, education and recreation of children. On September 26, 2001 (the “Effective Date”), pursuant to a Stock Purchase Agreement and Share Exchange between Learners World, Inc. (“Learners World”), a Florida corporation and Liquidics, Inc. (“Liquidics”) a Nevada corporation, Learners World acquired all of the shares of Advanced Fluid Systems, Inc. (“Advanced Fluid”) from Liquidics. Pursuant to the terms of the Agreement, Liquidics sold Advanced Fluid to Learners World and paid $400,000 to Learners World in consideration for the issuance of 27,000,000 Learners World shares to the Liquidics shareholders. Pursuant to the Agreement, Advanced Fluid became a wholly owned subsidiary of the Company. In addition, we changed our name to Liquidix, Inc. and redomesticated in the State of Florida. We maintain our principal offices at 16929 Enterprise Drive, Suite 206, Fountain Hills, Arizona 85268 and our telephone number is (480) 816-6140.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, other than the transaction with Learners World and Advanced Fluid Limited set forth herein, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. We are the parent company of a British Company, Advanced Fluid Systems, Limited. (AFS). AFS is principally engaged in developing, manufacturing and marketing ferrofluids and products based on or derived from its ferrofluid technology. Ferrofluids are stable magnetic liquids that can be precisely positioned or controlled with a magnetic force. Ferrofluids consist of molecular-sized magnetic particles that are surface treated so that they can be dispersed in various fluids, usually a synthetic low vapor pressure oil. Ferrofluids are designed to have a choice of properties such as viscosity, magnetic strength and vapor pressures to perform a specific function which is sealing. We currently sell our industrial products to the semiconductor, optical, thin film coating and the vacuum industry.

We manufacture an extensive range of standard and custom products using our engineering expertise and ferrofluid technology. These products are generally used as low-pressure rotary seals in a much larger OEM product, {i.e. thin film coaters, ion implanters}. Our engineering department designs custom parts and components then use external resources, sub-contractors, to machine them. We then assemble the parts into completed components, adding ferrofluids, test and ship them from our facility in the UK to the customer for installation into their equipment.

Industrial Products

Magnetic fluids, or “ferrofluids”, were developed in the 1960‘s through the sponsorship of NASA, to address the unique requirements of moving liquid fuel in a gravity-free outer space environment. After years of research and development and applications engineering, AFS introduced a commercial application of its ferrofluids product in 1994, a 100% leak-free, no-wear vacuum rotary seal for use in the manufacture of semiconductor wafers and other vacuum and thin film applications.

A basic ferrofluid seal is a device that transmits rotary motion into a process chamber. The basic components of the most common feedthrough configuration are bearings, a permanent magnet, two pole pieces, a magnetically permeable shaft and ferrofluid. The shaft or pole piece contains a multistage toothed structure. The magnetic structure when completed by the pole pieces and the shaft, concentrates magnetic flux in the radial gap under each tooth. The ferrofluid is trapped and held in each tooth forming a series of liquid O-rings with intervening regions that are filled with atmosphere. Each tooth can typically sustain a pressure differential of 1.5 pounds per square inch. All teeth act in series to provide the total pressure capacity of the seal.

Ferrofluid technology takes advantage of the response between a magnetic fluid and a remotely applied magnetic field. The product is called a ferrofluid rotary feedthrough or seal. The ferrofluid rotary feedthrough or seal is a unique product because it has minimal wear, has zero leakage and maintains an air-tight seal under either stationary or moving conditions. The key advantage of this technology is that the ferrofluid is a no wear rotary feedthrough and can be adapted for various uses. The Drivethru® is a rotary seal assembly that also houses an integral frameless motor and sensors. It has long life, virtually unmeasurable leakage and high-speed capability. Both the feedthroughs and the Drivethru® are used for transferring rotary motion into vacuum and other highly controlled, ultra-clean process environments, which help exclude atmospheric contamination from manufacturing processes

The Drivethru®, is an expansion of our technology and it can be readily adapted for various uses. It, like the feedthrough, is also used for transferring rotary motion into vacuum and other highly controlled, ultra-clean process environments, helping to exclude atmospheric contamination from the customers user's manufacturing processes. Again in this product all of the above technology is present but now includes a motor, and encoder together with cables and programmable controller. The customer’s engineers just need to mount it into their process chamber and it is a complete functioning unit. The Drivethru® is uniquely developed and custom designed according to the customer exact specifications.

We believe our products have several technical advantages over the products of competitors, including the following:

       We use advanced magnetic fluids that maximize vacuum performance and minimize drag torque.
       There are no increases in drag torque following stationary periods.
       Quality control is enhanced by assembly in a clean room and testing with the results being made available to customers.
       Our feedthroughs have larger bearings, giving higher load capacity.
       Our feedthroughs have an optimally designed shaft for maximum torque transmission.
       We design feedthroughs with standard and customized flanges for mounting to the vacuum chamber.
       In most cases we use of angular contact bearings for maximum stiffness, minimum axial play and minimum run-out.
       The grade of magnetic fluids is selected according to the process.
       Low viscosity PFPE vacuum compatible bearing grease, dry lubricant using tungsten disulphide or molybdenum disulfide maybe used.

Consumer Products

Our consumer products group is developing a new generation of improved performance shock absorbers for off the road vehicles using technology developed by our research and development team. We intend to transition from a strictly industrial products company into consumer products. Our consumer product is an active damper using “controllable fluids”, which senses shock and changes the viscosity of the fluid in the damper to produce an “EZ-Ride”. A worldwide patent has been granted to AFS for this technology.

Our first consumer product to be introduced will be a shock absorber for mountain bikes. Shock absorbers on any vehicle play a vital role of connecting the wheels to the vehicle frame. Current shock absorbers contain fluids that are forced between a moving and a stationary metal part to absorb energy. The energy absorbed dampers the up and down movements (called shocks), to give the vehicle a smooth ride. When the shock absorber wears-out, the vehicle sways or becomes unstable around corners and passengers experience increased road shock. Shock absorbers based on “controllable fluid” technology allow the amount of energy being absorbed to be controlled giving improved ride under greatly varying conditions. We believe that makers of off road vehicles, such as bikes, snowmobiles and other off-road vehicles will pay a premium for the improved performance, lighter weight and compact design that is made possible by “controllable fluid” based shock absorbers.

The EZ-Ride Shock is a bi-directional controllable damper using controllable fluids to allow the development of exceptionally high forces with minimal control power. The damper is designed to provide very low forces in the un-energized state and very high forces in the energized state. The damper uses two orifices that dictate the overall performance. When both orifices are open the energy loss is at a minimum and when the controlled orifice is closed the energy loss is at its maximum. The size of the controlled orifice is modified using a diaphragm, which in turn is controlled by a small valve. The EZ Ride fork transmits shock to the suspension into almost instantaneous change to match the terrain that is ridden over and absorb the forces produced from impacts. When riding downhill the damper can soak up all the impacts automatically, and be manually adjusted to any level of damping on the level. From virtually no damping to full damping takes a couple of milliseconds and is equivalent to the temporary stretch in a mechanically operated cable.

We intend to enter the business of supplying bicycle forks for the estimated 13 million- unit mountain bike market and then expand to snowmobiles, motor cycles and other recreational and sports vehicles. There are also numerous other uses besides recreation for the damper technology. The “controllable fluid” technology can be used in wide ranging products as diverse as for seismic event mitigation to help alleviate earthquake and natural disaster damage to artificial limb dampers to blade dampers for the rotors of helicopters.

Research and Development

Our internal research and development effort is aimed at developing proprietary products using ferrofluids and using the unique properties of magnetic fluid technology to develop new products and business. We spent $76,000 and $213,000 in fiscal year 2002 and the fifteen month period ended March 31, 2001, respectively, on the development of new products and the improvement of existing products. We are continuously developing additional products to improve or supplement our current product line. We are currently considering development of the following products which represent gaps in our product offerings:

Linear Seals:   This product has been developed to provide coverage for rotary seals only. There appears to be natural limitations to the development of a linear seal from the ferrofluid concept.

Smart Seal: The “Smart Seal” will allow the use of necessary pressure to create the seal. This project is under study by AFS and should be ready for marketing in eighteen months.

Non-Hermetic Seals: One of the limitations of any ferrofluid seal is that the seal can be contaminated by water seepage and thus ruin the present fluid. A hybrid ferrofluid seal is under development that will lend itself to applications in the chemical and petrochemical processes. This seal will reduce or eliminate the emissions that have been normal from these processes. The refining industries are under tremendous pressure to reduce their overall emissions and the leakage at the seal points. The availability of this seal would have the effect of doubling the demand for the product line of the company. The basic design has been completed but extensive testing remains.

Manufacturing

Our products consist of off the shelf components and custom components specified by AFS and then fabricated by subcontractors. Manufacturing consists of assembly and testing by trained and experienced personnel in our plant in England. This staff includes engineers specialized in design, technical and electrical applications. In addition we intend to establish a US facility within the next [six] months to handle US based customers. This facility will be operated in tandem with the facility in England.

Marketing and Sales

During the past year, AFS has set up a network of

distributors in the Pacific Rim to address the market there as well as having a presence at trade shows in the area. We also have in place a manufacturers’ representative network in the US and a distribution network in Europe. The manufacturer’s representatives are independent sellers who operate in specific geographic territories and receive a 10% to 12% commission depending on sales of different products. The distributors buy products from AFS at a 20% discount and resell for their own accounts, setting their own mark-up based on market conditions. We believe the greatest opportunity to increase sales is through visits to customer sites and through the design of new products and products for new applications. Awareness of the product is built through advertisement in trade journals and participation at market trade shows.

We also currently achieve significant business by refurbishing and repairing existing products whether they be the competitor’s or our own.

Competition

There are few companies who compete with our products, but they are each substantially larger and better capitalized than Liquidix. Two are Japanese and traditionally have served the Pacific Rim. Ferrofluidics Corporation is the nearest competitor to AFS in the production of rotary seals. Ferrofluidics Corporation was purchased by a Japanese corporation Ferrotec, and will move all but its sales operations to China. Lord Corporation, an American corporation is the nearest technological competitor to the EZ Ride consumer products division. The product uses controllable magnetic fluid to provide varying levels of softness and firmness that match changing levels of shock and motion and replaces standard shock absorbers used on most air-ride seat suspensions.

Employees

We currently employ 12 full time employees. None of our employees are covered by a collective bargaining agreement and we believe we have good relations with our employees.

Item 2.     Description of Property

We own no real property. Premises are leased in London, England and Scottsdale, Arizona. Rent paid in England amounted to $55,816.54 and rent paid in Arizona amounted to $56,085.01. We own all of our capital assets.

Item 3.     Legal Proceedings

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. We are not currently a party to any legal proceedings that we consider to be material.

Item 4.     Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.     Market for Registrants's Common Equity and Related Stockholder Matters

On June 25, 2002, we had 265 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

Our common stock is currently traded on the OTC Bulletin Board under the symbol “LQDX.” The following charts indicate the high and low sales price for the common stock for each fiscal quarter between September 2000 and March 2002, as quoted on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	Price $ High	Low
September 2000	.97	.38
December 2000	.56	.03
March 2001	.06	.02
June 2001	.03	.01
September 2001	2.90	.01
December 2001	4.43	1.74
March 2002	2.33	1.20

Dividends

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with our financial statements and related notes included herein. Certain statements are not based on historical facts, but are forward-looking statements that are based upon assumptions about our future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described. Our ability to consummate transactions and achieve events or results is subject to certain risks and uncertainties, which include, but are not limited to, the existence of demand for and acceptance of our products, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting our business that are beyond our control.

We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

Although we incurred a significant loss in the current year we believe that the introduction of our new generation of improved products to the consumer products industry,

provides an expectation that we will achieve profitability during fiscal year 2002. The past year had an increase in financial and operational overhead due to the merger with Advanced Fluid Systems, Inc. in October 2001.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of sales for the year ended March 31, 2002 and the fifteen-month period ended March 31, 2001:

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of sales for the year ended March 31, 2002 and the fifteen-month period ended March 31, 2001:

	2002	2001
Sales	100%	100%
Cost of Sales	58%	50%
Gross Profit	42%	50%
General & Administrative Expenses	69%	33%
Income (loss) from Operations	(27%)	16%
Interest Income	0%	0%
Interest Expense	1%	0%
Other income (expense)	(22%)	0%
Net income (loss)	(49%)	16%

YEAR ENDED MARCH 31, 2002 COMPARED TO PERIOD ENDED MARCH 31, 2002

Revenues for the year ended March 31, 2002 were $2,312,579 as compared to $4,882,402 for the fifteen-month period ended 2001. The decrease in sales, in the amount of $2,569,823, or 53% was due to a downturn in the technology sector.

Cost of sales for the year ended March 31, 2002 were $1,336,082 as compared to $2,459,887 in 2001. As a percentage of sales, cost of sales increased from 50% for 2001 to 58% for 2002. The increase was primarily due to the lower purchasing volume caused by the lower sales volume.

General and administrative expenses were $1,599,787 for 2002 as compared to $1,634,875 for 2001. As of percentage of sales, general and administrative expenses increased from 33% for 2001 to 69% for 2002. The increase was primarily due the inclusion of the operations of the Company’s wholly owned subsidiary from the date of acquisition, October 1, 2001, and a one-time charge of $305,500 from the issuance of common stock for consulting services.

For the year ended March 31, 2002, we incurred a net operating loss of $1,139,529 or $0.04 per share compared to net operating income of $767,391 or $0.03 per share for the fifteen month period ended March 31, 2001. The net loss resulted primarily from the inclusion of general and administrative expenses of the Company’s wholly owned subsidiary from the date of acquisition, October 1, 2001 and the recording of an impairment loss of $500,000 in relation to a license agreement during the fiscal year ended March 31, 2002.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on its commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

The primary roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources through the sale of equity. With additional capital resources we expect to be able to expand our services and products. At the present time we have adequate working capital for our immediate business. Additional capital is needed for any and all expansion. We have no long-term debt, which assists in not needing additional immediate working capital. Historically, the Company’s primary source of cash has been from operations and debt financing by related parties.

Cash provided by operating activities during 2002 amounted to $252,214, primarily the result of decreases in accounts receivable and inventory in the amounts of $413,491 and $100,363 respectively, offset by, a decrease in accounts payable and accrued expenses of $166,937 and $60,826, respectively.

Cash provided by operating activities during 2001 amounted to $109,983, primarily the result of net income of $767,391, increases in accounts payable and accrued liabilities of $243,994 and $45,356, respectively, offset by increases in accounts receivable and inventory of $555,822 and $373,493, respectively.

Cash provided by investing activities during 2002 amounted to $13,721 related primarily to minority interest in the London based operations.

Cash used by investing activities during 2001 amounted to $95,795 related primarily to the purchase of property and equipment.

Cash used in financing activities during 2002 amounted to $21,686 related primarily to repayment of notes payable and capital lease obligations.

Cash provided by financing activities during 2001 amounted to $212,635 related primarily to the proceeds received from a note payable and the issuance of stock.

PLAN OF OPERATIONS FOR FISCAL YEAR 2003

We anticipate that as sales increase we will achieve profitability during fiscal year 2003. Future activities will be directed towards expanding existing markets for our products and penetrating new markets. We currently have operations in the United States and in Great Britain. Future expansion plans will move us into the Pacific Rim. AFS, our subsidiary has received a patent in Europe and the United States for its controllable fluid damper. This special damper acts as a shock absorber. Instead of using a metal coil spring, it uses the controllable fluid to soften the jolting effect felt now with a conventional shock absorber. Prototypes and some additional testing are needed before this product is marketable. Discussions have been held with a major manufacturer to joint venture the final developing.

We do not manufacture our own magnetic fluid or controllable fluid for production. Our present supplier of fluid has approached us with the possibility of purchasing their company. The purchase of this company would eliminate any probability of the loss of a critical part of our production process. We are in active talks with our fluid supplier and terms should be worked out for the purchase before the end of the year. The damper and purchase of our fluid supplier will be put into operation if adequate funding is received. We have sufficient cash flow to manage the day-to-day operations of completing all ongoing orders. We have agreed upon terms with a private investor for funding. In addition, we have entered into various consulting agreements to advise and consult with the Company on certain business and financial matters in foreign markets and for business development advisory services.

Item 7.     Financial Statements and Supplementary Data

Our financial statements, together with the report of auditors, are included in this report after the signature pages.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountant is Semple & Cooper, LLP of Arizona. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of June 25, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                                    With Company
Name                                Age             Position
--------------------                ---             -----------------------------

Perry E. Barker                     53              President and Chairman of the Board
Jenelle A. Ray                      51              Vice President, Secretary, Treasurer and
                                                    Director
Dr. Douglas A. Brooks               50              Technical Vice-President and Director
Harold Davis                        60              Director

Perry E. Barker has been our President and Chairman of the Board of Directors since September 26, 2001. He has served as Sales and Marketing Manager of AFS London UK since 1996 where his responsibilities focused on international sales and marketing in the Americas and Asia. He has managed direct and indirect sales resources selling to the OEM, end use semiconductor and vacuum industries. From 1994 to 1996 he was a regional sales manager for Balzers in Dallas, Texas. At Balzers he sold capital equipment, components and instrumentation and managed key OEM, and semiconductor end user accounts. From 1991 to 1994 he was the national sales manager for Advanced Vacuum Components in Mountain View, California where he managed a national sales network direct sales and independent agents selling to OEMs, semiconductor manufacturers and vacuum end users. Mr. Barker received his B.A. in Business from Mellon University and served as a Sergeant in the United States Marine Corp. Viet Nam Service. His professional affiliations include SEMI and the American Vacuum Society.

Jenelle A. Ray has served as our Vice President, Secretary, Treasurer and member of the Board of Directors since September 26, 2001. She served as the Chief Financial Officer and Vice President of Liquidics and its subsidiaries since 1999. From 1996 to 1999, Ms. Ray served as General Ledger Accountant for World Wide Insurance Brokerage LLC where she prepared monthly financial statements, all journal entries, reconciliations and prepared payroll along with applicable federal and state payroll tax reports. From 1995 to 1996 she was General Ledger Accountant for Premier Administrators, Limited where she prepared monthly financial statements and the unearned premium report and deferred commission reports as well as preparing payroll with applicable federal and state payroll tax reports. From 1990 to 1994 she was a partner at Ray and Associates, LLP where she performed all accounting functions for clients including the preparation of client financial statements and state and federal individual, partnership, corporate estate and trust tax returns. Ms. Ray received her Master of Science in Taxation at the Arizona State University and her BBA in Accounting from Southwest Texas State University. In addition she possesses licenses from the Arizona State Board of Accountancy and Texas State Board of Public Accountancy.

Harold Davis has served as one of our directors since September 26, 2001. He reviews written documents, financial statements, and proposals and offers opinions and advice. Mr. Davis has served as the President of Classic Designs and Lighting, Inc. since 1986 where he is responsible for costs and profits of all customer proposals as well as managing up to 20 employees. For three years prior to 1986, he was Vice-President of Sales for Lancaster Brothers. There, Mr. Davis was wholly responsible for implementing projects and training of new hires; he doubled sales in two years. Mr. Davis expanded the sales team of CBS, Inc. from 3 to 10 representatives thereby tripling division revenues for each sales associate. He expanded regional sales by 400% for General Mills and received the company’s highest sales award four years in a row. Mr. Davis received his Business Administration and Accounting degrees from Bryan College in Dayton, TN. He continued his education in 1979 at SMU Sales Management and Marketing.

Dr. Douglas A. Brooks has served as our Technical Vice President and a member of the Board of Directors since September 26, 2001. He has served as Technical Director of Advanced Fluid Systems Limited since 1991 where his responsibilities included all aspects of product development, manufacture and strategic direction. Dr. Brooks performed research for future product development, all technical matters, design philosophy, product manufacture, sub-contract work, after sales services and financial control for the product line. Dr. Brooks received his Ph.D. from Imperial College of Science and Technology, Master of Science in Engineering at University College of North Wales, B.S. in Mechanical Engineering at Portsmouth Polytechnic. Membership of Professional Bodies include Member of the Institute of Mechanical Engineers; Member of the British Society of Rheology and Member of the Institute of Physics (USA).

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

COMMITTEES OF THE BOARD

We presently do not have any committees.

Compliance with Section 16(a) of the Exchange Act

None

Item 10.     Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.

Name & Position               Year     Salary         Bonus       Other         Annual Long Term
                                                                  Compensation  Compensation
-------------------------------------------------------------------------------------------------

Perry Parker                  2001     $75,000           0           0           0
President and Director

Jenelle Ray                   2001           0           0           0           0
Vice President, Secretary
Treasurer and Director

Douglas Brooks                2001     $90,000           0     $ 3,700           0
Technical Vice President
and Director

Harold Davis                  2001           0           0           0           0
Director
Compensation of Directors

The Directors of our Company do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 25, 2002, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                   Number of Shares of
Name of Beneficial Owner/          Common Stock               % of Beneficial
Identity of Group                  Beneficially Owned         Ownership
--------------------------------------------------------------------------------

Liquidics, Inc.                   16,618,598                    55.62%

Perry Barker                         637,500                     2.13%

Jenelle Ray                          607,500                     2.03%

Douglas A. Brooks                    810,624                     2.71%

Harold Davis                         107,500                     0.36%

DIRECTORS AND
OFFICERS AS A
GROUP                               2,138,974                    7.16%

Item 12.     Certain Relationships and Related Transactions.

None.

Item 13.     Exhibits and Reports on Form 8-K

       The following documents are filed as part of this report:
1.	Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.
2.	Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.
3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3.1	Certificate of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Stock Purchase Agreement and Share Exchange between the Company and Liquidics, Inc.
(1)	Incorporated by reference to the Registrant's Form 10-SB, filed on December 15, 1999 (SEC File No. (000-28513).
(2)	Incorporated by reference to the Registrant's 8-K filed on October 11, 2001 (SEC File No. (000-28513).
(b)	Reports on Form 8-K In October 2001 we filed a report on Form 8-K for a change in control of registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LIQUIDIX, INC.

By:	/s/ Perry Barker PERRY BARKER President and Director

Dated:     July 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Perry Barker PERRY BARKER	President and Director	Dated: July 9, 2002

By:	/s/ Jenelle Ray JENELLE RAY	Vice President, Secretary, Treasurer and Director	Dated: July 9, 2002

By:	/s/ Douglas Brooks DOUGLAS BROOKS	Technical Vice President and Director	Dated: July 9, 2002

By:	/s/ Harold Davis HAROLD DAVIS	Director	Dated: July 9, 2002

LIQUIDIX, INC.
(FORMERLY LEARNER'S WORLD, INC.)
( A Subsidiary of Liquidics, Inc.)

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and 2001

                                     ASSETS

                                                                       2002               2001
                                                                  ----------------   ----------------
Current Assets
   Cash and cash equivalents  (Notes 1 and 4)                           $ 445,690          $ 231,621
   Accounts receivable, net (Note 1)                                      438,977            852,468
   Inventory (Note 1)                                                     406,314            506,677
                                                                  ----------------   ----------------

              Total Current Assets                                      1,290,981          1,590,766

Property and Equipment, net  (Notes 1 and 3)                               93,710            132,180

Acquisition Costs, net (Note 1)                                           192,346                  -
Other Assets                                                               48,745             95,968
                                                                  ----------------   ----------------

              Total Assets                                             $1,625,782         $1,818,914
                                                                  ================   ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                     $ 549,787          $ 716,724
   Notes payable (Notes 5 and 6)                                          253,375            263,211
   Obligation under capital lease (Note 8)                                      -             11,850
   Accrued liabilities                                                    267,379            328,205
                                                                  ----------------   ----------------

              Total Liabilities                                         1,070,541          1,319,990
                                                                  ----------------   ----------------

Minority interest: (Note 1)                                                17,512                  -
                                                                  ----------------   ----------------

Commitments and Contingencies: (Note 9)                                         -                  -

Stockholders' Equity: (Note 10)
   Common stock - $.0001 par value, 75,000,000 shares authorized            2,945              2,700
   Additional paid-in capital                                           3,238,442          2,030,173
   Accumulated deficit                                                 (2,714,884)        (1,575,355)
   Foreign currency translation adjustment (Note 1)                        11,226             41,406
                                                                  ----------------   ----------------

              Total Stockholders' Equity                                  537,729            498,924
                                                                  ----------------   ----------------

              Total Liabilities and Stockholders' Equity               $1,625,782         $1,818,914
                                                                  ================   ================

                     The Accompanying Notes are an Integral

                  Part of the Consolidated Financial Statements

                                LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Year Ended March 31, 2002 and the
                    Fifteen Month Period Ended March 31, 2001

                                                                2002                2001
                                                          -----------------   -----------------

Sales                                                          $ 2,312,579         $ 4,882,402

Cost of Sales                                                    1,336,082           2,459,887
                                                          -----------------   -----------------

Gross Profit                                                       976,497           2,422,515

General and Administrative Expenses                              1,599,787           1,634,875
                                                          -----------------   -----------------

Income (Loss) from Operations                                     (623,290)            787,640
                                                          -----------------   -----------------

Other Income (Expenses)
   Interest income                                                   1,121               2,029
   Interest expense                                                (20,067)            (22,278)
   Impairment of license agreement (Note 1)                       (500,000)                  -
                                                          -----------------   -----------------

Total Other Income (Expense)                                      (518,946)            (20,249)
                                                          -----------------   -----------------

Minority Interest                                                    2,707                   -
                                                          -----------------   -----------------

Net Income (Loss)                                              $(1,139,529)          $ 767,391
                                                          =================   =================

Basic and Diluted Income (Loss) per Common Share (Note 1)          $ (0.04)             $ 0.03
                                                          =================   =================

Weighted-Average Number of Common Shares Outstanding:
   Basic and Diluted                                            28,221,646          26,868,346
                                                          =================   =================

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Additional                  Cumulative      Total
                                                   Common Stock            Paid-In      Accumulated    Translation     Stockholders'
                                               Shares         Amount       Capital      Deficit        Account         Equity
                                               ------         ------       -------      -------        -------         ------

Balance at December 31, 1999                  26,828,360   $     2,683   $ 1,954,531    $(2,342,746)   $        --    $  (385,532)

Options exercised                                171,640            17        75,642             --             --         75,659

Translation adjustment                                --            --            --             --         41,406         41,406

Income for the period ended March 31, 2001            --            --            --        767,391             --        767,391
                                              ----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2001                     27,000,000         2,700     2,030,173     (1,575,355)        41,406        498,924

Merger with Learner's World, Inc. and

    recapitalization of equity                   100,004            10           (10)            --             --             --

Issuance of common stock for
    services                                   2,350,000           235       305,265             --             --        305,500

Capital contribution                                  --            --       903,014             --             --        903,014

Translation adjustment                                --            --            --             --        (30,180)       (30,180)

Loss for the year ended March 31, 2002                --            --            --     (1,139,529)            --     (1,139,529)
                                              ----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2002                     29,450,004   $     2,945   $ 3,238,442    $(2,714,884)   $    11,226    $   537,729
                                              ==========   ===========   ===========    ===========    ===========    ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Year Ended March 31, 2002 and the
                    Fifteen Month Period Ended March 31, 2001

                                                                     2002               2001
                                                               -----------------  ------------------

Cash flows from operating activities:
   Net Income (Loss)                                                $(1,139,529)          $ 767,391

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Depreciation and amortization                                    100,482              78,525
       Stock issued for services                                        305,500                   -
       Net assets acquired in acquisition                               155,154                   -
       Impairment of license agreement                                  500,000                   -
       Minority interest                                                 (2,707)                  -
Changes in Assets and Liabilities:
       Accounts receivable                                              413,491            (555,822)
       Inventory                                                        100,363            (373,493)
       Other assets                                                      47,223             (95,968)
       Accounts payable                                                (166,937)            243,994
       Accrued liabilities                                              (60,826)             45,356
                                                               -----------------  ------------------

              Net cash provided by operating activities                 252,214             109,983
                                                               -----------------  ------------------

Cash flows from investing activities:
       Minority interest                                                 20,219                   -
       Purchase of fixed assets                                          (6,498)            (95,795)
                                                               -----------------  ------------------

              Net cash provided (used) by investing activities           13,721             (95,795)
                                                               -----------------  ------------------

Cash flows from financing activities:
       Proceeds from issuance of stock                                        -              75,659
       Proceeds from debt                                                     -             163,818
       Repayment of debt, net                                            (9,836)                  -
       Repayment of capital lease                                       (11,850)            (26,842)
                                                               -----------------  ------------------

              Net cash provided (used) by financing activities          (21,686)            212,635
                                                               -----------------  ------------------

Effect of exchange rate changes on cash and intercompany
   accounts                                                             (30,180)              2,372
                                                               -----------------  ------------------

Net increase in cash and cash equivalents                               214,069             229,195

Cash and cash equivalents at beginning of period                        231,621               2,426
                                                               -----------------  ------------------

Cash and cash equivalents at end of period                            $ 445,690           $ 231,621
                                                               =================  ==================

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    For the Year Ended March 31, 2002 and the
                    Fifteen Month Period Ended March 31, 2001

                                                           2002                2001
                                                     -----------------   -----------------

Supplemental disclosure of cash flow information:

   Interest paid                                             $ 20,067            $ 22,278
                                                     =================   =================

   Income taxes paid                                              $ -                 $ -
                                                     =================   =================

Non-cash investing and financing activities:

  Capital contribution                                      $ 903,014                 $ -
                                                     =================   =================

   Stock issued for services                                $ 305,500                 $ -
                                                     =================   =================

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Organization

Liquidix, Inc. (formerly Learner's World, Inc.) (a Subsidiary of Liquidics, Inc.) (the "Company") is a Florida corporation in the business of developing, manufacturing and marketing ferrofluids and products based on or derived from its ferrofluid technology. The Company sells its industrial products throughout the world.

Effective September 26, 2001, Learner's World, Inc. ("LWI") acquired one hundred percent (100%) of the outstanding common stock of Advanced Fluid Systems, Inc. ("AFS, Inc.") from its parent company, Liquidics, Inc. ("Liquidics"). The transaction was accounted for as a recapitalization with Liquidics as the accounting acquirer (a reverse merger) as Liquidics' stockholders are the controlling stockholders of the combined companies.

In conjunction with the merger, LWI changed its name to Liquidix, Inc.

Revenue Recognition

Revenues for sales of products are recognized when the related products are shipped.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and the accounts of its ninety-three percent (93%) owned subsidiary for all periods presented. All significant intercompany transactions and accounts are eliminated in consolidation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2002 and 2001, a provision for uncollectible accounts receivable in the amounts of $25,016 and $70,699, respectively, had been established.

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
(Continued)

Inventory

Inventory consists primarily of raw materials and finished goods. Inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Reserves and writedowns are established against Company-owned inventory for excess, slow moving, and obsolete items where the estimated net realizable value is less than the carrying value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the year ended March 31, 2002 and the fifteen month period ended March 31, 2001, depreciation expense was $51,372 and $78,525, respectively.

The estimated useful lives of the assets are as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Office equipment	3 years
Leasehold improvements	5-10 years

The Company leased equipment under a capital lease agreement that expired November, 2001. The asset and liability under the capital lease agreement were recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset was depreciated over the lower of its related lease term or its estimated productive life. Depreciation of the asset under the capital lease agreement is included in depreciation expense, as noted above, for the year ended March 31, 2002 and the fifteen month period ended March 31, 2001.

Acquisition Costs

Acquisition costs represent costs incurred in relation to a Stock Purchase Agreement. Acquisition costs are being amortized ratably over five (5) years. For the year ended March 31, 2002 amortization expense was $49,110.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the year ended March 31, 2002, the Company recorded an impairment in relation to a licensing agreement in the amount of $500,000 as the undiscounted cash flows from the agreement would be less than the carrying value of the long-lived asset.

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
(Continued)

Income Taxes

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2002 and 2001 there are no common stock equivalents.

Foreign Currency Translation

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation’s foreign operations have been translated into United States funds, as follows: (i) assets and liabilities at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transaction occurred; (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the Corporation’s foreign operations are deferred and included as a separate component of stockholders’ equity. The foreign currency translation adjustments for the year ended March 31, 2002 and for the fifteen month period ended March 31, 2001 were $11,226 and $41,406, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

Fair Value of Financial Instruments

Accounts receivable, notes receivable, accounts payable, notes payable, lease obligation and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2
License Agreement

The Company has an agreement that gives the right to process silicon wafers in a method that will reduce size, weight, and heat generation. The license will be amortized over the term of the license agreement. The agreement commenced February, 2000 and remains in full force and effect for a period of fifteen years from the date of execution. The agreement also provides for royalty payments to be made to the licensor based on the number of silicon wafers produced. As of March 31, 2002, the Company had yet to commence production of the product and determined that the technology related to same had been superseded, therefore, an impairment in the amount of $500,000, the full value of the license agreement, was recorded.

Note 3
Property and Equipment

Property and equipment as of March 31, 2002 and 2001 consists of the following:

	2002	2001
Furniture and fixtures	$ 17,052	$ 13,333
Machinery and equipment	297,115	290,971
Office equipment	47,480	47,380
Leasehold improvements	49,817	45,868
	411,464	397,552
Less: accumulated depreciation	(317,754)	(265,372)
	$ 93,710	$ 132,180

Note 4
Concentration of Credit Risk

The Company maintains cash balances at a London financial institution. As of March 31, 2002 and 2001, the Company had uninsured cash of approximately $228,000 and $18,000, respectively.

Note 5
Related Party Transactions

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Payable

At March 31, 2002, the related party notes payable, in the aggregate amount of $100,375, consisted of various notes to an officer and a related entity, with interest rates ranging from ten percent (10%) to ten and one-half percent (10.5%) per annum. The notes require payments of accrued interest and principal at maturity. Various notes, in the aggregate of $85,375 matured during the year ended March 31, 2002 and remain unpaid as of March 31, 2002. These notes are in default and are due on demand. The remaining balance of notes payable in the amount of $15,000 mature during the year ended March 31, 2003.

At March 31, 2001, the note payable in the amount of $263,211, consisted of a non-interest bearing note to a related entity. During the year ended March 31, 2002, the companies merged and the note was eliminated in consolidation.

Note 6
Note Payable

At March 31, 2002, the Company had outstanding a convertible note payable in the amount of $153,000, with an interest rate of six percent (6%) per annum. The note is convertible into shares of common stock at a conversion price of eighty percent of the average of the three lowest closing prices for the common stock on the market. In no event will the conversion price be less than $1.25 per share. Subsequent to the balance sheet date, the aforementioned note was paid in full.

Note 7
Income Taxes

As of March 31, 2002 and 2001, deferred tax assets consist of the following:

	2002	2001
Net operating loss carryforwards	$ 307,500	$--
Less: valuation allowance	(307,500)	$--
Net deferred tax asset	$--	$--

As of March 31, 2002, the Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in the future.

At March 31, 2002, the Company had federal net operating loss carryforwards in the approximate amount of $904,000 available to offset future taxable income through 2021.

The deferred tax assets exclude the activity of the Company's foreign operations.

Note 8
Obligation Under Capital Lease

The Company was the lessee of equipment, with an original cost of approximately $109,000, under a capital lease agreement which expired November, 2001.

The interest rate on the obligation under capital lease was approximately fourteen percent (14%) per annum, and was imputed based on the lessor’s implicit rate of return at the inception of the lease.

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9
Commitments and Contingencies

Office Lease Commitments

The Company is obligated under a long-term operating lease for an office facility through the year 2005.

As of March 31, 2002, future minimum lease payments due under the non-cancelable operating lease agreement is as follows:

Year ending March 31,	Amount
2003	$ 59,100
2004	62,055
2005	65,158
Total	$ 186,313

In addition, the Company leases office facilities under short-term operating leases.

Rent expense under the aforementioned operating leases was approximately $109,375 and $59,889 for the year ended March 31, 2002 and for the fifteen month period ended March 31, 2001.

Litigation

In the normal course of business, the Company is subject to certain contractual obligations and litigation. As of March 31, 2002, a legal claim has been made against the Company in the amount of $30,908. The Company intends to defend vigorously and, accordingly, no provision for any liability from such a claim has been made in the financial statements.

Note 10
EquityStock Issued for Services

During the year ended March 31, 2002, the Company issued 2,350,000 shares of common stock for consulting services valued at $305,500.

LIQUIDIX, INC.
(FORMERLY LEARNER’S WORLD, INC.)
(A SUBSIDIARY OF LIQUIDICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11
Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an a loss for the year ended March 31, 2002 in the amount of $1,139,529, and accumulated deficit at March 31, 2002 and 2001 in the amounts of $2,714,884 and $1,575,355, respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12
Subsequent Events

Consulting Agreements

Subsequent to the balance sheet date, the Company entered into two consulting agreements. The agreements provide for the issuance of an aggregate of 300,000 shares of common stock.

In May, 2002, the Company entered into a five month consulting agreement in the amount of $170,000. The payment of the consulting fees was made in shares of common stock.

In addition, the Company entered into a consulting agreement with a related party. The agreement is for twelve months and payment is to be made through the issuance of 30,000 shares of common stock.

Convertible Debt

In May, 2002, the Company issued a convertible note payable in the amount of $300,000. The convertible note payable accrues interest at eight percent (8%) per annum and matures May 9, 2004. The note is convertible into shares of common stock at sixty percent (60%) of the trading price prior to the conversion, or $0.73 per share, whichever is lower. The Company issued 753,000 common stock warrants with the convertible note payable. The warrants have an exercise price of the lesser of $0.73 or sixty percent (60%) of the trading price prior to the conversion and a term of five (5) years.

Pursuant to the convertible debt agreement, the Company is preparing to file on Form SB-2 a registration statement with the Securities and Exchange Commission, registering 8,839,333 shares of common stock.

Concurrent with the filing of the Form SB-2, the Company is to enter into a convertible note payable in the amount of $250,000. The terms of the agreement include the conversion of the debt into shares of common stock at the lesser of sixty percent (60%) of the trading price prior to conversion or $0.73.

The Registration Statement will register two hundred percent (200%) of the shares of common stock needed should the aggregate of $550,000 of convertible debt be converted.

Treasury Stock

Subsequent to March 31, 2002, Liquidics, Inc. returned to the Company 16,647,309 shares of common stock, which are being held in treasury.

Minority Interest

The Company has a ninety-three percent (93%) owned Subsidiary, Advanced Fluid System, Limited ("AFS, Ltd."). Subsequent to March 31, 2002, Liquidix, Inc. offered the 7% minority shareholders shares of Liquidix, Inc. in exchange for their shares in AFS, Ltd. During May and June 2002, 221,520 shares (or 5%) of AFS, Ltd. stock were exchanged for 154,719 shares of Liquidix, Inc. common stock, which are being held in treasury.