Form 10KSB/A
period 2002-03-31
LIQUIDIX  INC
filed 2002-07-18
CIK 1047733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

LIQUIDIX, INC.
(FORMERLY LEARNER'S WORLD, INC.)
( A Subsidiary of Liquidics, Inc.)

INDEPENDENT ACCOUNTANTS’ REPORT

To the Stockholders and Board of Directors of
Liquidix, Inc. (formerly Learner's World, Inc.)
(A Subsidiary of Liquidics, Inc.)

We have audited the accompanying consolidated balance sheets of Liquidix, Inc. (formerly Learner’s World, Inc.) (a Subsidiary of Liquidics, Inc.) as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2002 and the fifteen month period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liquidix, Inc. (formerly Learner’s World, Inc.) (a Subsidiary of Liquidics, Inc.) as of March 31, 2002 and 2001, and the results of its operations, changes in stockholders’ equity, and its cash flows for the year ended March 31, 2002 and the fifteen month period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has a net loss in the current year and an accumulated deficit. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Phoenix, Arizona
July 1,  2002

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

                                      F-2

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
                                                          =================   =================

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                      F-3
LIQUIDIX, INC. (FORMERLY LEARNER'S WORLD, INC.) (A SUBSIDIARY OF LIQUIDICS, INC.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Additional Cumulative Total Common Stock Paid-In Accumulated Translation Stockholders' Shares Amount Capital Deficit Account Equity ------ ------ ------- ------- ------- ------ Balance at December 31, 1999 26,828,360 $ 2,683 $ 1,954,531 $(2,342,746) $ -- $ (385,532) Options exercised 171,640 17 75,642 -- -- 75,659 Translation adjustment -- -- -- -- 41,406 41,406 Income for the period ended March 31, 2001 -- -- -- 767,391 -- 767,391 ---------- ----------- ----------- ----------- ----------- ----------- Balance at March 31, 2001 27,000,000 2,700 2,030,173 (1,575,355) 41,406 498,924 Merger with Learner's World, Inc. and recapitalization of equity 100,004 10 (10) -- -- -- Issuance of common stock for services 2,350,000 235 305,265 -- -- 305,500 Capital contribution -- -- 903,014 -- -- 903,014 Translation adjustment -- -- -- -- (30,180) (30,180) Loss for the year ended March 31, 2002 -- -- -- (1,139,529) -- (1,139,529) ---------- ----------- ----------- ----------- ----------- ----------- Balance at March 31, 2002 29,450,004 $ 2,945 $ 3,238,442 $(2,714,884) $ 11,226 $ 537,729 ========== =========== =========== =========== =========== =========== The Accompanying Notes are an Integral Part of the Consolidated Financial Statements F-4

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

                                        F-5

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

                                      F-6

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