Form 10QSB
period 2002-06-30
LIQUIDIX  INC
filed 2002-08-19
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

                           COMMISSION FILE NO. 0-28513

                             -----------------------


                                 LIQUIDIX, INC.
                 (Name of Small Business Issuer in Its Charter)

         Florida                                               86-0000714
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         16929 E. Enterprise Drive, #206, Fountain Hills, Arizona 85268
                    (Address of Principal Executive Offices)

                                 (480) 816-6140
                           (Issuer's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of August 16, 2002, the registrant had 16,455,753 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ___     No    X
                                                                          ------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.
                                                                                      Page No.

           Balance Sheet                                                                F-3
           Statements of Operations                                                     F-4
           Statement of Stockholders' Equity                                            F-5
           Statements of Cash Flows                                                     F-8
           Notes to Financial Statements                                                F-10




                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                  June 30, 2002 (Unaudited) and March 31, 2002

                                     ASSETS
                                                                    June 30,
                                                                      2002                      March 31,
                                                                  (Unaudited)                     2002

Current Assets
   Cash and cash equivalents  (Notes 1 and 4)                          $ 301,299                   $ 445,690
   Accounts receivable, net (Note 1)                                     605,382                     438,977
   Inventory (Note 1)                                                    434,685                     406,314
                                                                    ------------                 -----------
             Total Current Assets                                      1,341,366                   1,290,981

Property and Equipment, net  (Notes 1 and 3)                              90,192                      93,710

Acquisition Costs, net (Note 1)                                          180,068                     192,346
Other Assets                                                              77,748                      48,745
                                                                    ------------                 -----------
             Total Assets                                            $ 1,689,374                 $ 1,625,782
                                                                    ============                 ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                    $ 555,389                   $ 549,787
   Notes payable (Notes 5 and 6)                                          95,375                     253,375
   Accrued liabilities                                                   246,349                     267,379
                                                                    ------------                 -----------
             Total Liabilities                                           897,113                   1,070,541
                                                                    ------------                 -----------
Minority interest: (Note 1)                                               17,512                      17,512
                                                                    ------------                 -----------
Commitments and Contingencies: (Note 9)                                        -                           -

Stockholders' Equity: (Note 10)
   Common stock - $.0001 par value, 75,000,000 shares authorized           2,945                       2,945
   Additional paid-in capital                                          3,538,442                   3,238,442
   Accumulated deficit                                                (2,775,873)                 (2,714,884)
   Foreign currency translation adjustment (Note 1)                        9,235                      11,226
                                                                    ------------                 -----------
             Total Stockholders' Equity                                  774,749                     537,729
                                                                    ------------                 -----------
             Total Liabilities and Stockholders' Equity                $ 774,749                   $ 537,729
                                                                    ============                 ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

                                                                    June 30,                    June 30,
                                                                      2002                        2001
                                                                  (Unaudited)                  (Unaudited)

Sales                                                                  $ 685,892                   $ 633,685

Cost of Sales                                                            335,817                     387,601
                                                                    ------------                 -----------

Gross Profit                                                             350,075                     246,084

General and Administrative Expenses                                      382,737                     372,053
                                                                    ------------                 -----------

Loss from Operations                                                     (32,662)                   (125,969)

Other Income (Expenses)
   Interest income                                                           209                         914
   Interest expense                                                      (28,536)                     (1,865)
                                                                    ------------                 -----------
Total Other Income (Expense)                                             (28,327)                       (951)
                                                                    ------------                 -----------
Net Loss                                                               $ (60,989)                 $ (126,920)
                                                                    ============                 ===========
Basic and Diluted Loss per Common Share (Note 1)                         $ (0.00)                    $ (0.00)
                                                                    ============                 ===========
Weighted-Average Number of Common Shares Outstanding:
   Basic and Diluted                                                  29,450,004                  28,221,646
                                                                    ============                 ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

                                                                    June 30,                    June 30,
                                                                      2002                        2001
                                                                  (Unaudited)                  (Unaudited)

Cash flows from operating activities:
   Net Loss                                                            $ (60,989)                 $ (126,920)

Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
       Depreciation and amortization                                      21,661                      75,537
       Effectiveness of reverse merger                                         -                     (18,091)
       Net assets acquired in acquisition                                      -                     543,129
Changes in Assets and Liabilities:
       Accounts receivable                                              (166,405)                    134,197
       Inventory                                                         (28,371)                     24,973
       Other assets                                                      (29,003)                   (184,063)
       License agreement                                                       -                    (500,000)
       Accounts payable                                                    5,602                    (159,334)
       Accrued liabilities                                               (21,032)                      6,752
                                                                    ------------                 -----------
             Net cash used by operating activities                      (278,537)                   (203,820)
                                                                    ------------                 -----------
Cash flows from investing activities:
       Purchase of fixed assets                                           (5,866)                     27,269
                                                                    ------------                 -----------
             Net cash provided (used) by investing activities             (5,866)                     27,269
                                                                    ------------                 -----------

Cash flows from financing activities:
       Proceeds from debt                                                480,148                      72,646
       Repayment of debt, net                                           (183,000)                          -
       Repayment of capital lease                                              -                      (4,518)
                                                                    ------------                 -----------

             Net cash provided by financing activities                   297,148                      68,128
                                                                    ------------                 -----------

Effect of exchange rate changes on cash and intercompany
   accounts                                                               27,906                       8,542
                                                                    ------------                 -----------

Net increase in cash and cash equivalents                               (144,391)                    (99,881)

Cash and cash equivalents at beginning of period                         445,690                     231,621
                                                                    ------------                 -----------

Cash and cash equivalents at end of period                             $ 301,299                   $ 131,740
                                                                    ============                 ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements
                                        3

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

           For the Three Months Ended June 30, 2002 and 2001(Unaudited

                                                                    June 30,                    June 30,
                                                                      2002                        2001
                                                                  (Unaudited)                  (Unaudited)

Supplemental disclosure of cash flow information:
   Interest paid                                                        $ 28,536                     $ 1,865
                                                                    ============                 ===========

   Income taxes paid                                                         $ -                         $ -
                                                                    ============                 ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements
                                        4

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2002.

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


Note 2 - Convertible Debt

During the three month period ended June 30, 2002 the Company entered into a $300,000 convertible note with an annual rate of 8%, due in two years and convertible at the lesser of $.73 or 60% of te. In addition, the Company issued 753,000 common stock warrants issued

During the three month period ended June 30, 2002, the Company secured $300,000 in financing through the issuance of an 8% Convertible Promissory Note due May 9, 2004. The notes may be prepaid at any time, in whole or in part, without penalty. During the term of the note, the debtor has the option to repay the notes in cash, or by the issuance of shares of Liquidix, Inc. common stock.

Each holder of the notes may elect to convert the amount outstanding there under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to the lesser of $.73 or sixty percent (60%) of the of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion. As of June 30, 2002 the company has not received any conversion requests. In addition, the Company issued 753,000 common stock warrants with exercise prices of the lesser of $.73 or sixty percent (60%) of the of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion. The beneficial features of the notes resulted in a discount to the notes of $300,000, which was recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

Note 3 - Subsequent Events

Subsequent to June 30, 2002 Liquidics, Inc. returned to treasury 27,000,000 shares of the Liquidix, Inc. common stock. No compensation was paid for the treasury stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT WE WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 COMPARED TO PERIOD ENDED JUNE 30, 2002

Revenues for the first quarter ended June 30, 2002 were $685,892 as compared to $633,685 for the same period ended 2001. The increase in sales, in the amount of $52,207, or 8% was due to some product deliveries on hold being called for and delivered. However the technology sector is the continuing with its downturn as there has been not significant increase in product orders.
Cost of sales for the three months ended June 30, 2002 were $335,817 as compared to $387,601 in 2001. As of percentage of sales, cost of sales decreased from 61% for 2001 to 55.8% for 2002. The decrease was primarily due to the product delivered that was on hold had been in inventory since last year. This decrease I inventory is not reflected in the cost of goods sold.

General and administrative expenses were $382,736 for June 30, 2002 as compared to $372,053 for June, 2001. As of percentage of sales, general and administrative expenses decreased by only 2.9% . This was due to concern for cost control.
For the three months ended June 30, 2002, we incurred a net operating loss of $32,661 or less than one cent per share compared to a net operating loss of $125,969 or $0.01 per share for the three month period ended June 30, 2001. The loss for June 30, 2001 was due to the recording of amortization expenses.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on its commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

The primary roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources through the sale of equity. With additional capital resources we expect to be able to expand our services and products. At the present time we have adequate working capital for our immediate business. Additional capital is needed for any and all expansion. We have no long-term debt, which assists in not needing additional immediate working capital. Historically, the Company's primary source of cash has been from operations and debt financing by related parties. Cash provided by operating activities during the first quarter ending June 30, 2002 was a loss of $258,318, primarily the result of decreases in accounts receivable, inventory and in accrued expenses in the amounts of $166,405 and $28,371 and $21,032 respectively, offset by, a small decrease in accounts payable of $5,602 . Cash provided by operating activities during the first quarter of 2001 amounted to a loss of $203,820, primarily the result of the decrease in accounts payable of $159,334 and an increase in accounts receivable of $134,197 and the impairment of the license agreement of $500,000.

Cash used in investing activities during the first quarter of 2002 amounted to $179,176 related primarily to minority interest in the London based operations. Cash provided by investing activities during the first quarter of 2001 amounted to $27,269 related primarily to the purchase of property and equipment.
Cash used in financing activities during the first quarter of 2002 amounted to $21,686 related primarily to repayment of notes payable and capital lease obligations. Cash provided by financing activities during the first quarter 2001 amounted to $68,128 related primarily to the proceeds received from a note payable.

PLAN OF OPERATIONS FOR FISCAL YEAR 2003

We anticipate that as sales increase we will achieve profitability during fiscal year 2003. Future activities will be directed towards expanding existing markets for our products and penetrating new markets. We currently have operations in the United States and in Great Britain. Future expansion plans will move us into the Pacific Rim. Advanced Fluid Systems, Ltd., our subsidiary has received a patent in Europe and the United States for its controllable fluid damper. This special damper acts as a shock absorber. Instead of using a metal coil spring, it uses the controllable fluid to soften the jolting effect felt now with a conventional shock absorber. Prototypes and some additional testing are needed before this product is marketable. Discussions have been held with a major manufacturer to joint venture the final developing.

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

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings

         From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. We are not currently a party to any legal proceedings that we consider to be material.


Item 2.           Changes in Securities and Use of Proceeds

The securities described below represent our securities sold by us for the three month period ending June 30, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

Private Placements of Common Stock and Warrants for Cash

None.


Sales of Debt and Warrants for Cash

         On May 9, 200, we issued a $300,000 principal amount convertible debenture to Kazi Management VI, Inc. The conversion price for the convertible debenture is the lesser of $0.73 or 60% percent of the average of the three lowest closing prices for the common stock for the 10 trading days prior to conversion date. We also issued common stock purchase warrant to purchase 753,000 shares of common stock in connection with the sale of the convertible debenture The exercise price for the warrant is the lesser of $0.73, or 60% percent of the average of the three lowest closing prices for the common stock for the 10 trading days prior to conversion date.

Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

All of the above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Liquidix or executive officers of Liquidix, and transfer was restricted by Liquidix in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.           Defaults Upon Senior Securities

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not Applicable.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on 8-K:

(a)      Exhibits.

Exhibit Number               Description

99.1    Certification of the President of Liquidix, Inc. Pursuant to 18 U.S.C.
        Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Liquidix, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LIQUIDIX, INC., a Florida Corporation


Date:  August 19, 2002           By:      /s/ Perry Barker
                                              Perry Barker, Chairman & President



Date: August 19, 2002            By:      /s/ Jenelle Ray
                                              Jenelle Ray, Chief Financial
                                              Officer, Vice President,
                                              Secretary, Treasurer, and Director