Form 10QSB/A
period 2002-06-30
LIQUIDIX  INC
filed 2002-09-30
CIK 1047733

      As Filed with the Securities and Exchange Commission on September 30, 2002

================================================================================

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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of August 16, 2002, the registrant had 16,455,753 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
                                                                    Page No.
                                                                    --------

           Balance Sheet                                              F-3
           Statements of Operations                                   F-4
           Statements of Cash Flows                                   F-5
           Notes to Financial Statements                              F-7

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                  (A SUBSIDIARY OF LIQUIDICS, INC.)
                                     CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2002 (UNAUDITED) AND MARCH 31, 2002


                                               ASSETS

                                                                 June 30,
                                                                   2002             March 31,
                                                                (Unaudited)           2002
                                                                ------------      ------------
Current Assets
   Cash and cash equivalents                                    $   301,299       $   445,690
   Accounts receivable, net                                         605,382           438,977
   Inventory                                                        434,685           406,314
                                                                ------------      ------------

             Total Current Assets                                 1,341,366         1,290,981

Property and Equipment, net                                          90,192            93,710

Acquisition Costs, net                                              180,068           192,346
Other Assets                                                         77,748            48,745
                                                                ------------      ------------

             Total Assets                                       $ 1,689,374       $ 1,625,782
                                                                ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable                                                $    95,375       $   253,375
   Accounts payable                                                 555,389           549,787
   Accrued liabilities                                              246,349           267,379
                                                                ------------      ------------

             Total Liabilities                                      897,113         1,070,541
                                                                ------------      ------------

Minority interest                                                    17,512            17,512
                                                                ------------      ------------

Commitments and Contingencies                                             -                 -

Stockholders' Equity
   Common stock - $.0001 par value, 75,000,000 shares
      authorized, 29,450,004 shares issued and outstanding            2,945             2,945
   Additional paid-in capital                                     3,538,442         3,238,442
   Accumulated deficit                                           (2,775,873)       (2,714,884)
   Foreign currency translation adjustment                            9,235            11,226
                                                                ------------      ------------

             Total Stockholders' Equity                             774,749           537,729
                                                                ------------      ------------

             Total Liabilities and Stockholders' Equity         $ 1,689,374       $ 1,625,782
                                                                ============      ============

                                    See Accompanying Notes to the
                                  Consolidated Financial Statements


                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                  (A SUBSIDIARY OF LIQUIDICS, INC.)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                             June 30,           June 30,
                                                               2002               2001
                                                            (Unaudited)        (Unaudited)
                                                           -------------      -------------
Sales                                                      $    685,892       $    633,685

Cost of Sales                                                   335,817            387,601
                                                           -------------      -------------

Gross Profit                                                    350,075            246,084

General and Administrative Expenses                             382,737            372,053
                                                           -------------      -------------

Loss from Operations                                            (32,662)          (125,969)
                                                           -------------      -------------

Other Income (Expenses)
   Interest income                                                  209                914
   Interest expense                                             (28,536)            (1,865)
                                                           -------------      -------------

Total Other Income (Expense)                                    (28,327)              (951)
                                                           -------------      -------------

Net Loss                                                   $    (60,989)      $   (126,920)
                                                           =============      =============

Basic and Diluted Loss per Common Share                    $      (0.00)      $      (0.00)
                                                           =============      =============

Weighted-Average Number of Common Shares Outstanding:
   Basic and Diluted                                         29,450,004         28,221,646
                                                           =============      =============


                                    See Accompanying Notes to the
                                  Consolidated Financial Statements


                                              LIQUIDIX, INC.
                                     (FORMERLY LEARNER'S WORLD, INC.)
                                     (A SUBSIDIARY OF LIQUIDICS, INC.)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                                   June 30,         June 30,
                                                                     2002             2001
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Cash flows from operating activities:
   Net loss                                                        $ (60,989)      $(126,920)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
       Depreciation and amortization                                  21,662          75,671
       Net assets acquired in acquisition                                  -         155,158
       Amortization of loan discount                                  25,000               -
Changes in assets and liabilities:
       Accounts receivable                                          (166,405)        134,197
       Inventory                                                     (28,371)         24,973
       Other assets                                                  (29,003)         31,345
       Accounts payable                                                5,602        (159,334)
       Accrued liabilities                                           (21,032)          6,752
                                                                   ----------      ----------

             Net cash provided (used) by operating activities       (253,536)        141,842
                                                                   ----------      ----------

Cash flows from investing activities:
       Purchase of fixed assets                                       (5,866)              -
                                                                   ----------      ----------

             Net cash used by investing activities                    (5,866)              -
                                                                   ----------      ----------

Cash flows from financing activities:
       Proceeds from debt                                            300,000          70,000
       Repayment of debt                                            (183,000)       (263,211)
       Repayment of capital lease                                          -          (4,518)
                                                                   ----------      ----------

             Net cash provided (used) by financing activities        117,000        (197,729)
                                                                   ----------      ----------

Effect of exchange rate changes on cash and intercompany
   accounts                                                           (1,989)        (43,994)
                                                                   ----------      ----------

Net increase in cash and cash equivalents                           (144,391)        (99,881)

Cash and cash equivalents at beginning of period                     445,690         231,621
                                                                   ----------      ----------

Cash and cash equivalents at end of period                         $ 301,299       $ 131,740
                                                                   ==========      ==========

                                       See Accompanying Notes to the
                                     Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                      June 30,        June 30,
                                                        2002            2001
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------

Supplemental disclosure of cash flow information:

   Interest paid                                      $  3,536       $  1,865
                                                      =========      =========

   Income taxes paid                                  $     --       $     --
                                                      =========      =========

Non-cash investing and financing activities

   Capital contribution                               $     --       $903,014
                                                      =========      =========

   Amortization of loan discount                      $ 25,000       $     --
                                                      =========      =========

                          See Accompanying Notes to the
                        Consolidated Financial Statements

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

Merger

Effective October 1, 2001, Learner's World, Inc. ("LWI") acquired one hundred percent (100%) of the outstanding common stock of Advanced Fluid Systems, Inc. ("AFS"), from its parent company Liquidics, Inc. ("LI"). The stockholders of LWI received $400,000 and issued 27,000,000 common shares of LWI stock to LI. The transaction was accounted for as a recapitalization with Liquidics, Inc. as the accounting acquiror (a reverse merger), as LI's stockholders are the controlling stockholders of the combined companies. The accompanying consolidated financial statements of LWI include the accounts of AFS for all periods presented, and the accounts of LWI from the effective date of the merger.

In conjunction with the merger, LWI changed its name to Liquidix, Inc.

NOTE 2 - CONVERTIBLE DEBT

During the three month period ended June 30, 2002, the Company secured $300,000 in financing through the issuance of an 8% Convertible Promissory Note due May 9, 2004. The note may be prepaid at any time, in whole or in part, without penalty. During the term of the note, the debtor has the option to repay the notes in cash, or by the issuance of shares of Liquidix, Inc. common stock.

The holder of the note may elect to convert the amount outstanding there under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to the lesser of $0.73 or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. As of June 30, 2002 the company has not received any conversion requests. In addition, the Company issued 753,000 common stock warrants with exercise prices of the lesser of $0.73 or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. The beneficial features of the note resulted in a discount to the note of $300,000, which was recorded to additional paid-in-capital at the time the note was issued and is being charged to interest expense over the life of the note.

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to June 30, 2002 Liquidics, Inc. returned to treasury 16,618,598 shares of the Liquidix, Inc. common stock. No consideration was paid for the treasury stock.

Subsequent to June 30, 2002, the Company secured $250,000 in financing through the issuance of an 8% convertible Promissory Note due August 28, 2004. During the term of the note, the debtor has the option to repay the notes in cash or by issuance of shares of Liquidix, Inc. common stock.

The holder of the note may elect to convert the amount outstanding there under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to the lesser of $0.30 or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date.

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

RESULTS OF OPERATIONS
PERIOD ENDED JUNE 30, 2002 COMPARED TO PERIOD ENDED JUNE 30, 2001

Revenues for the first quarter ended June 30, 2002 were $685,892 as compared to $633,685 for the same period ended 2001. The increase in sales, in the amount of $52,207, or 8% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the three months ended June 30, 2002 were $335,817 as compared to $387,601 in 2001. As of percentage of sales, cost of sales decreased from 61% for 2001 to 55.8% for 2002. The decrease was primarily due to the decrease in salaries and packaging and shipping charges.

General and administrative expenses were $382,737 for June 30, 2002 as compared to $372,053 for June, 2001. As of percentage of sales, general and administrative expenses decreased by only 2.9% . This was due to concern for cost control.

For the three months ended June 30, 2002, we incurred a net operating loss of $60,989 or less than one cent per share compared to a net operating loss of $126,920 or less than one cent per share for the three month period ended June 30, 2001. The loss for June 30, 2001 was primarily due to decreased sales with lower profit marging.)

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on the commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

The primary roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources through the sale of equity. With additional capital resources we expect to be able to expand our services and products. At the present time we have adequate working capital for our immediate business. Additional capital is needed for any and all expansion. We have no long-term debt, which assists in not needing additional immediate working capital. Historically, the Company's primary source of cash has been from operations and debt financing by related parties. Cash used by operating activities during the first quarter ending June 30, 2002 was $253,536, primarily the result of increases in accounts receivable, inventory and a decrease in accrued liabilities in the amounts of $166,405 and $28,371 and $21,032 respectively. Cash provided by operating activities during the first quarter of 2001 was $141,842, primarily the result of the decrease in accounts receivable, inventory and other assets in the amounts of $134,197, $24,973 and $31,345 respectively.

Cash used in investing activities during the first quarter of 2002 was $5,866 related to the purchase of property and equipment.

Cash provided by financing activities during the first quarter of 2002 was $117,000 related primarily to proceeds received from a note payable. Cash used in financing activities during the first quarter 2001 amounted to $197,729 related primarily to the repayment of notes payable.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K:

(a)      Exhibits.

Exhibit Number               Description
--------------               -----------

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

                                       LIQUIDIX, INC., a Florida Corporation

Date: September 30, 2002                  By: /s/ Perry Barker
                                          --------------------------------------
                                          Perry Barker, Chairman & President

Date: September 30, 2002                  By: /s/ Jenelle Ray
                                          --------------------------------------
                                          Jenelle Ray, Chief Financial Officer,
                                          Vice President, Secretary, Treasurer,
                                          and Director