Form 10QSB/A
period 2002-06-30
LIQUIDIX  INC
filed 2002-10-01
CIK 1047733

      As Filed with the Securities and Exchange Commission on October 1, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

As of August 16, 2002, the registrant had 29,725,004 shares of common stock issued and 13,106,406 outstanding, $0.0001 par value.

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

           Balance Sheet                                              F-1
           Statements of Operations                                   F-2
           Statements of Cash Flows                                   F-3
           Notes to Financial Statements                              F-5

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                  (A SUBSIDIARY OF LIQUIDICS, INC.)
                                     CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2002 (UNAUDITED) AND MARCH 31, 2002


                                               ASSETS

                                                                 June 30,
                                                                   2002             March 31,
                                                                (Unaudited)           2002
                                                                ------------      ------------
Current Assets
   Cash and cash equivalents                                    $   301,299       $   445,690
   Accounts receivable, net                                         605,382           438,977
   Inventory                                                        434,685           406,314
   Prepaid expenses                                                 119,116                --
                                                                ------------      ------------

             Total Current Assets                                 1,532,482         1,290,981

Property and Equipment, net                                          90,192            93,710

Acquisition Costs, net                                              180,068           192,346
Other Assets                                                         77,748            48,745
                                                                ------------      ------------

             Total Assets                                       $ 1,880,490       $ 1,625,782
                                                                ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable                                                $    95,375       $   253,375
   Accounts payable                                                 555,389           549,787
   Accrued liabilities                                              246,349           267,379
                                                                ------------      ------------

             Total Liabilities                                      897,113         1,070,541
                                                                ------------      ------------

Minority interest                                                    17,512            17,512
                                                                ------------      ------------

Commitments and Contingencies                                             -                 -

Stockholders' Equity
   Common stock - $.0001 par value, 75,000,000 shares
      authorized, 29,725,004 and 29,450,004 shares issued
      and outstanding                                                 2,973             2,945
   Additional paid-in capital                                     3,790,014         3,238,442
   Accumulated deficit                                           (2,836,357)       (2,714,884)
   Foreign currency translation adjustment                            9,235            11,226
                                                                ------------      ------------

             Total Stockholders' Equity                             965,865           537,729
                                                                ------------      ------------

             Total Liabilities and Stockholders' Equity         $ 1,880,490       $ 1,625,782
                                                                ============      ============

                                    See Accompanying Notes to the
                                  Consolidated Financial Statements


                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                  (A SUBSIDIARY OF LIQUIDICS, INC.)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                             June 30,           June 30,
                                                               2002               2001
                                                            (Unaudited)        (Unaudited)
                                                           -------------      -------------
Sales                                                      $    685,892       $    633,685

Cost of Sales                                                   335,817            387,601
                                                           -------------      -------------

Gross Profit                                                    350,075            246,084

General and Administrative Expenses                             443,221            372,053
                                                           -------------      -------------

Loss from Operations                                            (93,146)          (125,969)
                                                           -------------      -------------

Other Income (Expenses)
   Interest income                                                  209                914
   Interest expense                                             (28,536)            (1,865)
                                                           -------------      -------------

Total Other Income (Expense)                                    (28,327)              (951)
                                                           -------------      -------------

Net Loss                                                   $   (121,473)      $   (126,920)
                                                           =============      =============

Basic and Diluted Loss per Common Share                    $      (0.00)      $      (0.00)
                                                           =============      =============

Weighted-Average Number of Common Shares Outstanding:
   Basic and Diluted                                         29,554,895         28,221,646
                                                           =============      =============


                                    See Accompanying Notes to the
                                  Consolidated Financial Statements


                                              LIQUIDIX, INC.
                                     (FORMERLY LEARNER'S WORLD, INC.)
                                     (A SUBSIDIARY OF LIQUIDICS, INC.)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                                   June 30,         June 30,
                                                                     2002             2001
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Cash flows from operating activities:
   Net loss                                                        $(121,473)      $(126,920)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
       Depreciation and amortization                                  21,662          75,671
       Net assets acquired in acquisition                                  -         155,158
       Amortization of loan discount                                  25,000               -
       Issuance of stock for consulting fees                         251,600               -
Changes in assets and liabilities:
       Accounts receivable                                          (166,405)        134,197
       Inventory                                                     (28,371)         24,973
       Prepaid expense                                              (191,116)              -
       Other assets                                                  (29,003)         31,345
       Accounts payable                                                5,602        (159,334)
       Accrued liabilities                                           (21,032)          6,752
                                                                   ----------      ----------

             Net cash provided (used) by operating activities       (253,536)        141,842
                                                                   ----------      ----------

Cash flows from investing activities:
       Purchase of fixed assets                                       (5,866)              -
                                                                   ----------      ----------

             Net cash used by investing activities                    (5,866)              -
                                                                   ----------      ----------

Cash flows from financing activities:
       Proceeds from debt                                            300,000          70,000
       Repayment of debt                                            (183,000)       (263,211)
       Repayment of capital lease                                          -          (4,518)
                                                                   ----------      ----------

             Net cash provided (used) by financing activities        117,000        (197,729)
                                                                   ----------      ----------

Effect of exchange rate changes on cash and intercompany
   accounts                                                           (1,989)        (43,994)
                                                                   ----------      ----------

Net increase in cash and cash equivalents                           (144,391)        (99,881)

Cash and cash equivalents at beginning of period                     445,690         231,621
                                                                   ----------      ----------

Cash and cash equivalents at end of period                         $ 301,299       $ 131,740
                                                                   ==========      ==========

                                       See Accompanying Notes to the
                                     Consolidated Financial Statements

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                        (A SUBSIDIARY OF LIQUIDICS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                      June 30,        June 30,
                                                        2002            2001
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------

Supplemental disclosure of cash flow information:

   Interest paid                                      $   3,536       $   1,865
                                                      ==========      ==========

   Income taxes paid                                  $      --       $      --
                                                      ==========      ==========

Non-cash investing and financing activities
   Common stock issued for consulting fees            $ 251,600       $      --
                                                      ==========      ==========
   Capital contribution                               $      --       $ 903,014
                                                      ==========      ==========

   Amortization of loan discount                      $  25,000       $      --
                                                      ==========      ==========

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

General and administrative expenses were $443,221 for June 30, 2002 as compared to $372,053 for June, 2001. As of percentage of sales, general and administrative expenses increased by 5.9%. This was primarily due to the issuance of common stock for consulting fees.

For the three months ended June 30, 2002, we incurred a net operating loss of $121,473 or less than one cent per share compared to a net operating loss of $126,920 or less than one cent per share for the three month period ended June 30, 2001. The loss for June 30, 2001 was primarily due to decreased sales with lower profit marging.

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