Form 10QSB
period 2002-09-30
LIQUIDIX  INC
filed 2002-11-19
CIK 1047733

       As Filed with the Securities and Exchange Commission on November 19, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 0-28513

                             _______________________


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

As of November 19, 2002, the registrant had 16,455,753 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                                                    Page No.
                                                                    --------

         Balance Sheet                                               F-3
         Statements of Operations                                    F-4
         Statement of Stockholders' Equity                           F-5
         Statements of Cash Flows                                    F-8
         Notes to Financial Statements                               F-10

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                    CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2002 (UNAUDITED) AND MARCH 31, 2002

                                               ASSETS

                                                                      September 30,
                                                                           2002          March 31,
                                                                       (Unaudited)         2002
                                                                      ------------     ------------
Current Assets
   Cash and cash equivalents                                          $   294,420      $   445,690
   Accounts receivable, net                                               640,890          438,977
   Inventory                                                              441,221          406,314
   Prepaid expenses                                                        40,889               --
                                                                      ------------     ------------

             Total Current Assets                                       1,417,420        1,290,981

Property and Equipment, net                                               153,320           93,710

Acquisition Costs, net                                                    167,791          192,346
Other Assets                                                               94,799           48,745
                                                                      ------------     ------------

             Total Assets                                             $ 1,833,330      $ 1,625,782
                                                                      ============     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                      $    87,787      $   253,375
   Accounts payable                                                       637,140          549,787
   Accrued liabilities                                                    271,075          267,379
   Obligation under capital lease                                           6,630               --
                                                                      ------------     ------------

             Total Liabilities                                          1,002,632        1,070,541
                                                                      ------------     ------------

Minority interest                                                          17,512           17,512
                                                                      ------------     ------------

Commitments and Contingencies                                                  --               --

Stockholders' Equity
   Common stock - $.0001 par value, 75,000,000 shares authorized,
      30,387,140 shares and 29,450,004 shares issued
      and 13,931,387 shares and 29,450,004 shares outstanding               3,039            2,945
   Additional paid-in capital                                           4,092,919        3,238,442
   Accumulated deficit                                                 (3,314,294)      (2,714,884)
   Foreign currency translation adjustment                                 31,522           11,226
                                                                      ------------     ------------
                                                                          813,186          537,729
Less: treasury stock, 16,455,753 shares at cost                                --               --
                                                                      ------------     ------------

             Total Stockholders' Equity                                   813,186          537,729
                                                                      ------------     ------------

             Total Liabilities and Stockholders' Equity               $ 1,833,330      $ 1,625,782
                                                                      ============     ============

                  See Accompanying Notes to the Consolidated Financial Statements

                                                F-1

                                               LIQUIDIX, INC.
                                      (FORMERLY LEARNER'S WORLD, INC.)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                        Three months ended September 30,     Six months ended September 30,
                                             2002              2001              2002              2001
                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                        -------------     -------------     -------------     -------------
Sales                                   $    725,090      $    662,614      $  1,410,982      $  1,296,299

Cost of Sales                                442,925           367,153           778,742           754,754
                                        -------------     -------------     -------------     -------------

Gross Profit                                 282,165           295,461           632,240           541,545

General and Administrative Expenses          698,367           218,169         1,141,588           590,222
                                        -------------     -------------     -------------     -------------

Income (Loss) from Operations               (416,202)           77,292          (509,348)          (48,677)
                                        -------------     -------------     -------------     -------------

Other Income (Expenses)
   Interest income                               122               106               331             1,020
   Interest expense                          (61,857)           (1,072)          (90,393)           (2,937)
                                        -------------     -------------     -------------     -------------

Total Other Income (Expense)                 (61,735)             (966)          (90,062)           (1,917)
                                        -------------     -------------     -------------     -------------

Net Income (Loss)                       $   (477,937)     $     76,326      $   (599,410)     $    (50,594)
                                        =============     =============     =============     =============


Basic and Diluted Income (Loss) per
  Common Share                          $      (0.02)     $       0.00      $      (0.02)     $      (0.00)
                                        =============     =============     =============     =============

Weighted-Average Number of Common
  Shares Outstanding:
   Basic and Diluted                      29,798,575        27,000,000        29,678,418        27,000,000
                                        =============     =============     =============     =============

                      See Accompanying Notes to the Consolidated Financial Statements

                                                    F-2

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                                   September 30,      September 30,
                                                                       2002               2001
                                                                   (Unaudited)        (Unaudited)
                                                                  --------------     --------------
Cash flows from operating activities:
   Net loss                                                       $     599,410)     $     (50,594)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
       Depreciation and amortization                                     46,684             57,652
       Net assets acquired in acquisition                                    --            155,158
       Amortization of loan discount                                     70,383                 --
       Issuance of stock for consulting fees                            251,600                 --
Changes in assets and liabilities:
       Accounts receivable                                             (201,913)            47,591
       Inventory                                                        (34,907)            49,702
       Prepaid expenses                                                 (40,889)                --
       Other assets                                                     (46,054)            41,418
       Accounts payable                                                  87,353           (278,827)
       Accrued liabilities                                                3,696             12,328
                                                                  --------------     --------------

             Net cash provided (used) by operating activities          (463,457)            34,428
                                                                  --------------     --------------

Cash flows from investing activities:
       Proceeds from sale of fixed assets                                    --              1,629
       Purchase of fixed assets                                         (81,739)                --
                                                                  --------------     --------------

             Net cash provided (used) by investing activities           (81,739)             1,629
                                                                  --------------     --------------

Cash flows from financing activities:
       Proceeds from debt                                               550,000             79,066
       Repayment of debt                                               (183,000)          (268,402)
       Proceeds from capital lease                                        6,630                 --
       Repayment of capital lease                                            --             (8,789)
                                                                  --------------     --------------

             Net cash provided (used) by financing activities           373,630           (198,125)
                                                                  --------------     --------------

Effect of exchange rate changes on cash and intercompany
   accounts                                                              20,296             20,078
                                                                  --------------     --------------

Net decrease in cash and cash equivalents                              (151,270)          (141,990)

Cash and cash equivalents at beginning of period                        445,690            231,621
                                                                  --------------     --------------

Cash and cash equivalents at end of period                        $     294,420      $      89,631
                                                                  ==============     ==============

                  See Accompanying Notes to the Consolidated Financial Statements

                                                F-3

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                                   September 30,   September 30,
                                                       2002            2001
                                                    (Unaudited)     (Unaudited)
                                                   -------------   -------------

Supplemental disclosure of cash flow information:

   Interest paid                                   $      5,340    $      2,937
                                                   =============   =============

   Income taxes paid                               $         --    $         --
                                                   =============   =============


Non-cash investing and financing activities

   Common stock isued for consulting fees          $    251,600    $         --
                                                   =============   =============

   Amortization of loan discount                   $     70,383    $         --
                                                   =============   =============

   Discount on note payable                        $    550,000    $         --
                                                   =============   =============

   Stock issued for debt                           $     52,971    $          0
                                                   =============   =============

   Capital contribution                            $         --    $    903,014
                                                   =============   =============

         See Accompanying Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2002.

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

During the three months ended September 30, 2002, Liquidics, Inc. returned 16,618,598 shares of common stock to treasury. No compensation was given for the return of the common stock.


NOTE 2 - CONVERTIBLE DEBT

During the six month period ended September 30, 2002, the Company secured $550,000 in financing through the issuance of 8% Convertible Promissory Notes $300,000 due May 9, 2004 and $250,000 due August 28, 2004. The notes may be prepaid at any time, in whole or in part, without penalty. During the term of the notes, the debtor has the option to repay the notes in cash, or by the issuance of shares of Liquidix, Inc. common stock.

The holder of the notes may elect to convert the amount outstanding there under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to the lesser of $0.73 (on the $300,000 Convertible Promissory Note) and $0.30 (on the $250,000 Convertible Promissory Note) or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. As of September 30, 2002 the company converted $52,971 of the principal balance. In addition, the Company issued 753,000 common stock warrants with exercise prices of the lesser of $0.73 or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. The beneficial features of the notes resulted in a discount to the notes of $550,000, which were recorded to additional paid-in-capital at the time the notes was issued and is being charged to interest expense over the life of the notes.


NOTE 3 - SUBSEQUENT EVENTS

Subsequent to September 30, 2002 Liquidix, Inc. entered into a note agreement for $16,500 with an interest rate of 10% per annum which is due on demand.

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

RESULTS OF OPERATIONSTHREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Revenues for the three months ended September 30, 2002 were $725,090 as compared to $662,614 for the same period ended 2001. The increase in sales, in the amount of $62,476, or 9% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the three months ended September 30, 2002 were $442,925 as compared to $367,153 in 2001. As of percentage of sales, cost of sales increased from 55% for 2001 to 61% for 2002. The increase was primarily due to the increased depreciation due to the purchase of factory equipment during the relocation of facilities.

General and administrative expenses were $698,367 for September 30, 2002 as compared to $218,169 for 2001. As of percentage of sales, general and administrative expenses increase from 33% in 2001 to 96% in 2002. This was due to costs associated with various registration statements and consulting fees incurred.

For the three months ended September 30, 2002, we incurred a net operating loss of $477,937 or two cents per share compared to net operating income of $76,326 or less than one cent per share for the three month period ended September 30, 2001. The loss for September 30, 2002 was primarily due to decreased sales with a lower profit margin.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on the commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

RESULTS OF OPERATIONS SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

Revenues for the six months ended September 30, 2002 were $1,410,982 as compared to $1,296,299 for the same period ended 2001. The increase in sales, in the amount of $114,683, or 9% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the six months ended September 30, 2002 were $778,742 as compared to $754,754 in 2001. As of percentage of sales, cost of sales decreased to 55% for 2002 from 58% for 2001. The decrease was primarily due to the decrease in salaries and packageing and shipping charges.

General and administrative expenses were $1,141,588 for September 30, 2002 as compared to $590,222 for September 30, 2001. As of percentage of sales, general and administrative expenses increased by 35%. The increase is primarily due to the issuance of stock for consulting fees and professional fees from various registration statements.

For the six months ended September 30, 2002, we incurred a net operating loss of $599,410 or two cents per share compared to a net operating loss of $50,594 or less than one cent per share for the six month period ended September 30, 2001.

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

Cash used by operating activities during the six month period ending September 30, 2002 was $463,457, primarily the result of a net loss and increases in accounts receivable, other assets and prepaid expenses in the amounts of $599,410, 201,913 and $46,054, respectively. Cash provided by operating activities during the six month period ended September 30, 2001 was $34,428, primarily the result of the decrease in accounts receivable, inventory and other assets in the amounts of $47,591, $49,702 and $41,418 respectively.

Cash used in investing activities during the six month period ended September 30, 2002 was $81,739 related to the purchase of property and equipment. Cash provided by investing activities during the six month period ended September 30, 2001 was $1,629 related to proceeds from the sale of property and equipment.

Cash provided by financing activities during the six month period ended September 30, 2002 was $373,630 related primarily to proceeds received from a note payable. Cash used in financing activities during the six month period ended September 30, 2001 amounted to $198,125 related primarily to the repayment of notes payable.

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

None.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH

None.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.

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


(b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIQUIDIX, INC., a Florida Corporation


Date:  November 19, 2002              By:  /s/ Perry Barker
                                           -------------------------------------
                                           Perry Barker, Chairman & President



Date: November 19, 2002               By:  /s/ Jenelle Ray
                                           -------------------------------------
                                           Jenelle Ray, Chief Financial Officer,
                                           Vice President, Secretary, Treasurer,
                                           and Director