Form 10QSB
period 2002-12-31
LIQUIDIX  INC
filed 2003-02-18
CIK 1047733

<SEQUENCE>1
<FILENAME>liquidix_10q-123102.txt

       As Filed with the Securities and Exchange Commission on February 14, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2002

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

         16648 E. LASER DRIVE, #9, FOUNTAIN HILLS, ARIZONA 85268
                    (Address of Principal Executive Offices)

                                 (480) 837-9007
                           (Issuer's Telephone Number)


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

As of February 14, 2003 the registrant had 13,681,387 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                                                    Page No.
                                                                    --------

         Balance Sheet                                               F-3
         Statements of Operations                                    F-4
         Statement of Stockholders' Equity                           F-5
         Statements of Cash Flows                                    F-8
         Notes to Financial Statements                               F-10

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                    CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2002 (UNAUDITED) AND MARCH 31, 2002

                                               ASSETS

                                                                      December 31,
                                                                           2002                                            March 31,
                                                                       (Unaudited)                                         2002
                                                                      ------------                                   ------------
Current Assets
   Cash and cash equivalents                      $   47,890                                        $   445,690
   Accounts receivable, net                            623,312                                             438,977
   Inventory                                                    467,387                                             406,314
   Prepaid expenses                                            2,488                                                 --
   Note Receivable                                           16,500                                                 --
                                                                      ------------                                     ------------

             Total Current Assets                      1,157,577                                           1,290,981

Property and Equipment, net                          254,116                                               93,710

Acquisition Costs, net                                     136,571                                             192,346
Other Assets                                                      94,799                                               48,745
                                                                      ------------                                  ------------

             Total Assets                                 $ 1,643,063                                        $ 1,625,782
                                                               ============                          ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                         $    87,787                                          $   253,375
   Accounts payable                                       534,539                                               549,787
   Accrued liabilities                                       245,125                                              267,379
   Obligation under capital lease                         6,630                                                 --
                                                                      ------------                                   ------------

             Total Liabilities                                  874,081                                         1,070,541
                                                                      ------------     ------------

Minority interest                                                17,512                                             17,512
                                                                      ------------                                  ------------

Commitments and Contingencies                       --                                                         --

Stockholders' Equity
   Common stock - $.0001 par value, 75,000,000 shares authorized,
      14,287,140 shares and 29,450,004 shares issued
      and 13,931,387 shares and 29,450,004 shares outstanding
                                                                                                   3,039                  2,945
   Additional paid-in capital                                                       4,092,919           3,238,442
   Accumulated deficit                                                              (3,396,705)         (2,714,884)
   Foreign currency translation adjustment                                     52,217                 11,226
                                                                                           ------------             ------------
                                                                                                     751,470                537,729
Less: treasury stock, 16,455,753 shares at cost                                --               --
                                                                                                  ------------     ------------

             Total Stockholders' Equity                                             751,470                537,729
                                                                                           ------------            ------------

             Total Liabilities and Stockholders' Equity              $  1,643,063           $ 1,625,782
                                                                                      ============     ===========

                  See Accompanying Notes to the Consolidated Financial Statements

                                                F-1

                                               LIQUIDIX, INC.
                                      (FORMERLY LEARNER'S WORLD, INC.)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

                           Three months ended December 31,     Nine months ended December 31,
                                             2002                 2001                        2002              2001
                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                        -------------     -------------     -------------     -------------
Sales                                   $    569,646      $    506,578      $  1,980,628      $  1,802,877

Cost of Sales                            326,656             287,533          1,105,398          1,042,287
                                             -------------         -------------        -------------         -------------

Gross Profit                              242,990             219,045             875,230           760,590

General and Administrative Expenses
                                                 253,807             630,018          1,395,395        1,394,108
                                             -------------         -------------        -------------        -------------

Income (Loss) from Operations
                                                (10,817)             (410,973)          (520,165)        (633,518)
                                              -------------         -------------         -------------       -------------

Other Income (Expenses)  \
      Interest income                        347                      102                    678               1,122
      Interest expense                (71,941)                 (4,036)          (162,334)            (5,540)
                                                      -------------     -------------     -------------     -------------

Total Other Income (Expense)
                                               (71,594)                  (3,934)          (161,656)           (4,418)
                                                     -------------     -------------     -------------     -------------

Net Income (Loss)
                                         $   ( 82,411)         $   (414,907)     $   (681,821) $    (637,936)
           =============     =============     =============     =============


Basic and Diluted Income (Loss) per
  Common Share                          $      (0.01)     $      (0.01)     $      (0.02)     $      (0.07)
                                        =============     =============     =============     =============

Weighted-Average Number of Common
  Shares Outstanding:
   Basic and Diluted                    29,798,575      28,458,063    29,458,063     9,520,516
                                        =============     =============     =============     =============

                      See Accompanying Notes to the Consolidated Financial Statements

                                                    F-2

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001UNAUDITED)

                                                                   December 31,      December 31,
                                                                       2002                     2001
                                                                   (Unaudited)        (Unaudited)
                                                                  --------------         --------------
Cash flows from operating activities:
   Net loss                                                  $    (681,821)      $     (637,936)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
       Depreciation and amortization                   70,026               337,720
       Net assets acquired in acquisition                 --                         --
       Amortization of loan discount                  139,133                   --
       Issuance of stock for consulting fees        251,600                   --
       Minority Interest                                                                     (2,006)
       Stock Issued for Debt                                                           305,500
Changes in assets and liabilities:
       Accounts receivable                                 (184,335)             277,301
       Inventory                                                  (161,073)               79,162
       Prepaid expenses                                          (2,488)           (132,032)
       Other assets                                                       --                   --
       Accounts payable                                       (61,302)            (420,690)
       Accrued liabilities                                      (22,254)             109,325
       Note Receivable                                         (16,500)                   --
   --------------     --------------

             Net cash provided (used) by operating activities
                                                                            (669,014)           (83,656)
                                                                        --------------     --------------

Cash flows from investing activities:
       Proceeds from sale of fixed assets                     --                      --
       Purchase of fixed assets                             (160,406)              (1,200)
                                                                      --------------        --------------

             Net cash provided (used) by investing activities
                                                                            (160,406)            (1,200)
                                                                  --------------     --------------

Cash flows from financing activities:
       Proceeds from debt                                        550,000     100,566
       Repayment of debt                                        (167,601)      (5,191)
       Proceeds from capital lease                                6,630            --
       Repayment of capital lease                                     --       (11,850)
                                                                  --------------          --------------

             Net cash provided (used) by financing activities
                                                                               389,029      83,525
                                                                       --------------     --------------

Effect of exchange rate changes on cash and intercompany
   accounts                                                               42,591        14,312
                                                                        --------------     --------------

Net decrease in cash and cash equivalents         (397,800)        12,981

Cash and cash equivalents at beginning of period            445,690       269,003
                                                                        --------------     --------------

Cash and cash equivalents at end of period $     47,890      $     22,297
                                                                  ==============     ==============

                  See Accompanying Notes to the Consolidated Financial Statements

                                                F-3

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


                                                   December 31,   December 31,
                                                       2002                 2001
                                                    (Unaudited)     (Unaudited)
                                                   -------------   -------------

Supplemental disclosure of cash flow information:

   Interest paid                                   $      5,340    $      2,937
                                                   =============   =============

   Income taxes paid                          $         --       $         --
                                                   =============   =============


Non-cash investing and financing activities

   Common stock isued for consulting fees
                                                    $    251,600     $   --
                                                   =============   =============

   Amortization of loan discount      $     137,883    $         --
                                                   =============   =============

   Discount on note payable               $     550,000    $         --
                                                   =============   =============

   Stock issued for debt                        $     52,971    $          0
                                                   =============   =============

   Capital contribution                         $         --    $    903,014
                                                   =============   =============

         See Accompanying Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2002.

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

During the three months ended December 31, 2002, Liquidics, Inc. returned 16,618,598 shares of common stock to treasury. No compensation was given for the return of the common stock.


NOTE 2 - CONVERTIBLE DEBT

During the nine month period ended December 31, 2002, the Company secured $550,000 in financing through the issuance of 8% Convertible Promissory Notes $300,000 due May 9, 2004 and $250,000 due August 28, 2004. The notes may be prepaid at any time, in whole or in part, without penalty. During the term of the notes, the debtor has the option to repay the notes in cash, or by the issuance of shares of Liquidix, Inc. common stock.

The holder of the notes may elect to convert the amount outstanding there under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to the lesser of $0.73 (on the $300,000 Convertible Promissory Note) and $0.30 (on the $250,000 Convertible Promissory Note) or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. As of December 31, 2002 the company converted $52,971 of the principal balance. In addition, the Company issued 753,000 common stock warrants with exercise prices of the lesser of $0.73 or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. The beneficial features of the notes resulted in a discount to the notes of $550,000, which were recorded to additional paid-in-capital at the time the notes was issued and is being charged to interest expense over the life of the notes.


NOTE 3 - SUBSEQUENT EVENTS

None

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

RESULTS OF OPERATIONS THREE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001

Revenues for the three months ended December 31, 2002 were $569,646 as compared to $506,578 for the same period ended 2001. The increase in sales, in the amount of $63,066, or 12% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the three months ended December 31, 2002 were $326,656 as compared to $287,533 in 2001. As of percentage of sales, cost of sales increased from 56% for 2001 to 57% for 2002. The increase was primarily due to the increased depreciation due to the purchase of factory equipment during the relocation of facilities.

General and administrative expenses were $253,807 for December 31, 2002 as compared to $630,018 for 2001. As of percentage of sales, general and administrative expenses decreased from 124% in 2001 to 53% in 2002. This was due to costs associated with various registration statements and consulting fees incurred in 2001.

For the three months ended December 31, 2002, we incurred a net operating loss of $10,817 or .001 per share compared to net operating loss of $410,973 or one cent per share for the three month period ended December 31, 2001. The loss for December 31, 2002 was primarily due to the final relocation costs.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on the commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

RESULTS OF OPERATIONS NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

Revenues for the nine months ended December 31, 2002 were $1,980,628 as compared to $1,802,877 for the same period ended 2001. The increase in sales, in the amount of $177,751, or 9% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the nine months ended December 31, 2002 were $1,105,398 as compared to $1,042,287 in 2001. As of percentage of sales, cost of sales increased to 59% for 2002 from 58% for 2001. The increase was primarily due to the increase in packaging and shipping charges.

General and administrative expenses were $1,395,395 for December 31, 2002 as compared to $1,394,108 for December 31, 2001. As of percentage of sales, general and administrative expenses increased by less than 1%.

For the nine months ended December 31, 2002, we incurred a net operating loss of $520,165 or one cent per share compared to a net operating loss of $653,518 or two cents per share for the nine month period ended December 31, 2001.

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

Cash used by operating activities during the nine month period ending December 31, 2002 was $669,014, primarily the result of a net loss and increases in accounts receivable, other assets and prepaid expenses in the amounts of $599,410, 201,913 and $46,054, respectively. Cash provided by operating activities during the nine month period ended December 31, 2001 was $34,428, primarily the result of the decrease in accounts receivable, inventory and accounts payable assets in the amounts of $184,335, $161,073 and $61,302 respectively.

Cash used in investing activities during the nine month period ended December 31, 2002 was $160,406 related to the purchase of property and equipment. Cash provided by investing activities during the nine month period ended December 31, 2001 was $1,200 related to proceeds from the sale of property and equipment.

Cash provided by financing activities during the nine month period ended December 31, 2002 was $387,029 related primarily to proceeds received from a note payable. Cash used in financing activities during the nine month period ended December 31, 2001 amounted to $83,525 related primarily to the repayment of notes payable.

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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


(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIQUIDIX, INC., a Florida Corporation


Date:  February 14, 2003             By:  /s/ Perry Barker
                                           -------------------------------------
                                           Perry Barker, Chairman & President



Date: February 14, 2003               By:  /s/ Jenelle Ray
                                           -------------------------------------
                                           Jenelle Ray, Chief Financial Officer,
                                           Vice President, Secretary, Treasurer,
                                           and Director