Form 10QSB/A
period 2002-12-31
LIQUIDIX  INC
filed 2003-05-12
CIK 1047733

<SEQUENCE>1
<FILENAME>liquidix_10q-123102.txt

       As Filed with the Securities and Exchange Commission on May 9,2003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

		           AMENDMENT NO.1
                                   FORM 10-QSBA
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 5, 2003, the registrant had 13,931,387shares of common stock, $.001 par value, issued and outstanding.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                                                    Page No.
                                                                    --------

         Balance Sheet                                               F-1
         Statements of Operations                             F-2
         Statements of Cash Flows                            F-3
         Notes to Financial Statements                      F-5

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                                    CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2002 (UNAUDITED) AND MARCH 31, 2002

                                               ASSETS

                                                                      December 31,
                                                                           2002                                          March 31,
                                                                       (Unaudited)                                         2002
                                                                      ------------                                          --------
Current Assets
   Cash and cash equivalents                      $   48,470                                        $   445,690
   Accounts receivable, net                            618,972                                             438,977
   Inventory                                                    464,308                                             406,314
   Prepaid expenses                                          20,322                                                 --
   Note Receivable                                           16,500                                                 --
                                                                      ------------                                          --------
             Total Current Assets                      1,168,572                                           1,290,981

Property and Equipment, net                          198,661                                               93,710

Acquisition Costs, net                                     155,513                                             192,346
Other Assets                                                      74,468                                               48,745
                                                                      ------------                                          --------
             Total Assets                                 $ 1,597,214                                        $ 1,625,782
                                                               ============                          ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                         $  157,007                                          $   253,375
   Accounts payable                                       555,731                                               549,787
   Accrued liabilities                                      299,811                                               267,379
   Obligation under capital lease                       6,677                                                     --
                                                                      ------------                                          --------
             Total Liabilities                                1,019,226                                         1,070,541
                                                                      ------------                                         ---------

Minority interest                                                15,536                                             17,512
                                                                    ------------                                         -----------
Commitments and Contingencies                       --                                                         --

Stockholders' Equity
   Common stock - $.0001 par value,
   75,000,000 shares authorized,
     13,931,387shares and 29,450,004
    shares issued  and outstanding                                            3,039                                            2,945

Additional paid-in capital                                4,092,919                                     3,238,442
   Accumulated deficit                                    (3,586,262)                                   (2,714,884)
   Foreign currency translation adjustment                      52,756                                          11,226
                                                                        ------------                                   ------------
                                                          562,452                                        537,729
Less: treasury stock, 16,455,753 shares at cost        --                                                 --
                                                                        ------------                                   ------------

             Total Stockholders' Equity                                             562,452                537,729
                                                                          ------------                                 ------------

             Total Liabilities and Stockholders' Equity              $  1,597,214           $ 1,625,782
                                                                                      ============     ===========

                  See Accompanying Notes to the Consolidated Financial Statements

                                                F-1

                                               LIQUIDIX, INC.
                                      (FORMERLY LEARNER'S WORLD, INC.)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

                           Three months ended December 31,     Nine months ended December 31,
                                             2002                 2001                        2002              2001
                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                        -------------     -------------     -------------     -------------
Sales                                   $    476,009      $    506,578      $  1,886,991      $  1,802,877

Cost of Sales                            267,688             287,533          1,046,430          1,042,287
                                             -------------         -------------        -------------         -------------

Gross Profit                              208,321             219,045             840,561           760,590

General and Admin. Expenses          379,904             630,018          1,454,948        1,394,108
                                                -------------         -------------        -------------        -------------

Income (Loss) from Operations     (171,583)              (410,973)          (614,387)        (633,518)
                                             -------------         -------------         -------------       -------------

Other Income (Expenses)  \
      Interest income                           2                      102                    254               1,122
      Interest expense                (84,776)                 (3,856)          (175,169)           (7,546)
      Loss on Disposal of
      Assets                               (24,292)                      --               (24,292)                --
      Foreign Currency             (13,475)                      --               (59,760)                --
                                               -------------             -------------     -------------     -------------

Total Other Income (Expense)        (122,541)                  (3,754)        (258,967)           (6,424)
                                              -------------              -------------     -------------     -------------

Minority Interest                         1,976                    (   180)            1,976               2,006
		                    -------------               -------------    --------------    --------------

Net Income (Loss)
                                         $   (292,148)         $   (  414,907)      $   (871,378) $    (637,936)
                                       =============     =============     =============


Basic and Diluted Income (Loss) per
  Common Share                          $      (0.01)     $ (     0.01)     $      (0.03)     $      (0.07)
                                        =============     =============     =============

Weighted-Average Number of Common
  Shares Outstanding:
   Basic and Diluted                    29,798,575      28,458,063    29,678,418     9,520,516
                                        =============     =============     =============

                      See Accompanying Notes to the Consolidated Financial Statements

                                                    F-2

                                           LIQUIDIX, INC.
                                  (FORMERLY LEARNER'S WORLD, INC.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001UNAUDITED)

                                                                   December 31,      December 31,
                                                                       2002                     2001
                                                                   (Unaudited)        (Unaudited)
                                                                  --------------         --------------
Cash flows from operating activities:
   Net loss                                                  $   ( 871,378)      $     (637,936)

Adjustments to reconcile net loss to net cash used
  by operating activities:
       Depreciation and amortization                   62,852               337,720
       Minority Interest                                         (1,976)               (  2,006)
      Loss on Disposal of Equipment                 24,292                    --
       Net assets acquired in acquisition                 --                         --
       Amortization of loan discount                  139,603                   --
       Issuance of stock for consulting fees        251,600                   --
       Stock Issued for Debt                                                           305,500
Changes in assets and liabilities:
       Accounts receivable                                 (179,995)             277,301
       Inventory                                                  (  57,994)               79,162
       Prepaid expenses                                      (  20,322)            (132,032)
       Other assets                                              (  25,723)                  --
       Accounts payable                                          5,944              (420,690)
       Accrued liabilities                                       32,432                109,325
   --------------     --------------

             Net cash used by operating activities    (640,665)           (83,656)
                                                                            -----------       --------------

Cash flows from investing activities:
       Purchase of fixed assets                             (155,262)              (1,200)
       Disbursement for note receivable              (  16,500)                  --
                                                                      --------------        --------------

             Net cash used by investing activities   (171,762)             (1,200)
                                                                        --------------     --------------

Cash flows from financing activities:
       Proceeds from debt                                        550,000     100,566
       Repayment of debt                                        (183,000)      (5,191)
       Proceeds from capital lease                                6,677            --
       Repayment of capital lease                                     --       (11,850)
                                                                      --------------          --------------

             Net cash provided (used) by financing activities
                                                                              373,677        83,525
                                                                       --------------         --------------

Effect of exchange rate changes on cash               41,530        14,312
                                                                        --------------     --------------

Net decrease in cash and cash equivalents         (397,220)        12,981

Cash and cash equivalents at beginning of period            445,690       269,003
                                                                        --------------     --------------

Cash and cash equivalents at end of period $        48,470      $    281,984
                                                                  ==============     ==============

                  See Accompanying Notes to the Consolidated Financial Statements

                                                F-3

                                 LIQUIDIX, INC.
                        (FORMERLY LEARNER'S WORLD, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


                                                   December 31,   December 31,
                                                       2002                 2001
                                                    (Unaudited)     (Unaudited)
                                                   -------------   -------------

Supplemental disclosure of cash flow information:

   Interest paid                                   $     45,213    $    7,546
                                                   =============   =============

   Income taxes paid                          $         --       $         --
                                                   =============   =============


Non-cash investing and financing activities

   Common stock issued for consulting fees
                                                   $    251,600     $    305,500
                                                   =============   =============

   Amortization of loan discount      $     139,603    $         --
                                                   =============   =============

   Discount on note payable               $     550,000    $         --
                                                   =============   =============

   Stock issued for debt                        $     52,971    $          0
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


NOTE 3 - SUBSEQUENT EVENTS

On April 15, 2003, the company merged with Anscott Industries, Inc. This acquisition was consumated for 45,000,000 shares of the company's restricted common stock. The assests and liabilities of the previous Liquidix, Inc. were transferred to a private corporation.

A common stock consolidation was approved on March 30, 2003 and made effective on April 17, 2003. One share of the new common stock is equivalent to 20 shares of the old common stock. The new trading symbol is ASCT.

There will be an issuance of 4,000,000 shares of common stock under an S-8 filing during the month of May, 2003. These shares are being issued to a consultant to the company.

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

Although we incurred a significant loss in the current year we believe that the introduction of our new generation of improved products to the consumer products industry, provides an expectation that we will achieve profitability during fiscal year 2004. The past year had an increase in financial and operational overhead due to the merger with Advanced Fluid Systems, Inc. in October 2001.

RESULTS OF OPERATIONSTHREE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001

Revenues for the three months ended December 31, 2002 were $476,009 as compared to $506,578 for the same period ended 2001. The decrease in sales, in the amount of $30,569, or 6% was due to the technology sector continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the three months ended December 31, 2002 were $267,688 as compared to $287,533 in 2001. The decrease was primarily due to the increased depreciation due to the purchase of factory equipment during the relocation of facilities.

General and administrative expenses were $379,904 for December 31, 2002 as compared to $630,018 for 2001. As of percentage of sales, general and administrative expenses decreased from 101% in 2001 to 80% in 2002. This was due to costs associated with various registration statements and consulting fees incurred in 2001.

For the three months ended December 31, 2002, we incurred a net operating loss of $292,148 or one cent per share compared to net operating loss of $414,907 or one cent per share for the three month period ended December 31, 2001. The loss for December 31, 2002 was primarily due to the final relocation costs and the amortization of the loan discount.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on the commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

RESULTS OF OPERATIONS NINE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

Revenues for the nine months ended December 31, 2002 were $1,886,991 as compared to $1,802,877 for the same period ended 2001. The increase in sales, in the amount of $84,114, or 5% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the nine months ended December 31, 2002 were $1,046,430 as compared to $1,042,287 in 2001. As of percentage of sales, cost of sales decreased to 55% for 2002 from 58% for 2001. The decrease was primarily due to the decrease in salaries and packageing and shipping charges.

General and administrative expenses were $1,454,948 for December 31, 2002 as compared to $1,394,108 for December 31, 2001. As of percentage of sales, general and administrative expenses decreased by less than 1%.

For the nine months ended December 31, 2002, we incurred a net operating loss of $871,378 or $.03 per share compared to a net operating loss of $637,936 or $.07 per share for the nine month period ended December 31, 2001.

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

Cash used by operating activities during the nine month period ending December 31, 2002 was $640,665, primarily the result of a net loss and increases in accounts receivable, other assets and inventory in the amounts of $871,378, 179,995 and $57,994, respectively. Cash used by operating activities during the nine month period ended December 31, 2001 was $83,656, primarily the result of the decrease in accounts receivable, inventory and accounts payable in the amounts of $277,301, $79,162 and $420,690 respectively.

Cash used in investing activities during the nine month period ended December 31, 2002 was $171,762 related primarily to the purchase of property and equipment. Cash used by investing activities during the nine month period ended December 31, 2001 was $1,200 related to purchase of property and equipment.

Cash provided by financing activities during the nine month period ended December 31, 2002 was $373,677 related primarily to proceeds received from notes payable. Cash provided by financing activities during the nine month period ended December 31, 2001 amounted to $83,525 related primarily to the proceeds from note payable.

PLAN OF OPERATIONS FOR FISCAL YEAR 2003

We anticipate that as sales increase we will achieve profitability during fiscal year 2004. Future activities will be directed towards expanding existing markets for our products and penetrating new markets. We currently have operations in the United States and in Great Britain. Future expansion plans will move us into the Pacific Rim. Advanced Fluid Systems, Ltd., our subsidiary has received a patent in Europe and the United States for its controllable fluid damper. This special damper acts as a shock absorber. Instead of using a metal coil spring, it uses the controllable fluid to soften the jolting effect felt now with a conventional shock absorber. Prototypes and some additional testing are needed before this product is marketable. Discussions have been held with a major manufacturer to joint venture the final developing.

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

                                      LIQUIDIX, INC., a Florida Corporation


Date:  May 8, 2003              By:  /s/ Perry Barker
                                           -------------------------------------
                                           Perry Barker, Chairman & President



Date:  May 8, 2003               By:  /s/ Jenelle Ray
                                           -------------------------------------
                                           Jenelle Ray, Chief Financial Officer,
                                           Vice President, Secretary, Treasurer,
                                           and Director