Form 10QSB/A
period 2002-09-30
LIQUIDIX  INC
filed 2003-05-14
CIK 1047733

(DOCUMENT)
(TYPE)10qsba
(SEQUENCE)1
(FILENAME)liquidix-10q-093002.txt
TEXT
PAGE

  As Filed with the Securities and Exchange Commission on May 8,2003


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
FORM 10-QSB-A
QUARTERLY REPORT UNDER SECTION 10 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30,2002

COMMISSION FILE NO. 0-28513



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    [ X ]         No  [   ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock at the latest praticable day

As of January 14, 2003, the registrant had 13,931,387 shares of common stock, $.001 par value, issued and outstanding

Transitional small business disclosure format (check one):  Yes  [ ]    No [X}

==============================================================================



                                    PAGE 1
                           FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                                            Page No.
                                            ----------

               Balance Sheet                 F-1
               Statement of Operations       F-2
               Statement of Cash Flows       F-3
               Notes to Financial Statements F-5

       "LIQUIDIX, INC."
FORMERLY LEARNERS WORLD, INC.
CONSOLIDATED BALANCE SHEETS
"September 30, 2002 (Unaudited) and March 31, 2002"

ASSETS

									"September 30,"
									2002		"March 31,"
									(Unaudited)		2002
Current Assets
   Cash and cash equivalents  									" $294,341 "		" $445,690 "
"   Accounts receivable, net "									" 640,890 "		" 438,977 "
   Inventory 									" 441,221 "		" 406,314 "
   Prepaid expenses									" 42,881 "		 -

	Total Current Assets								" 1,419,333 "		" 1,290,981 "

"Property and Equipment, net  "									" 153,320 "		" 93,710 "

"Acquisition Costs, net"									" 167,791 "		" 192,346 "
Other Assets									" 92,806 "		" 48,745 "

	Total Assets								" $1,833,250 "		" $1,625,782 "

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable 									" $87,787 "		" $253,375 "
   Accounts payable									" 616,880 "		" 549,787 "
   Accrued liabilities									" 271,075 "		" 267,379 "
   Obligation under capital lease									" 6,630 "		 -

	Total Liabilities								" 982,372 "		" 1,070,541 "

Minority interest									" 17,512 "		" 17,512 "

Commitments and Contingencies									 -   		 -

Stockholders' Equity
"   Common stock - $.0001 par value, 75,000,000 shares "
"      authorized, 30,387,140 shares and 29,450,004 shares issued "
"      and 13,931,387 shares and 29,450,004 shares outstanding"									" 3,039 "		" 2,945 "
   Additional paid-in capital									" 4,092,919 "		" 3,238,442 "
   Accumulated deficit									" (3,294,114)"		" (2,714,884)"
   Foreign currency translation adjustment									" 31,522 "		" 11,226 "
									" 833,366 "		" 537,729 "
"Less: treasury stock, 16,455,753 shares at cost"									 -   		 -

	Total Stockholders' Equity 								" 833,366 "		" 537,729 "

	Total Liabilities and Stockholders' Equity								" $1,833,250 "		" $1,625,782 "


See Accompanying Notes to the
Consolidated Financial Statements

F-1
"LIQUIDIX, INC."
FORMERLY LEARNERS WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
"For the Three and Six Months Ended September 30, 2002 and 2001 (Unaudited)"


					"Three months ended September 30,"				"Six months ended September 30,"
		 			2002		2001		2002		2001
					(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Sales					" $725,090 "		" $662,614 "		" $1,410,982 "		" $1,296,299 "

Cost of Sales					" 442,925 "		" 367,153 "		" 778,742 "		" 754,754 "

Gross Profit					" 282,165 "		" 295,461 "		" 632,240 "		" 541,545 "

General and Administrative Expenses					" 638,528 "		" 226,135 "		" 1,075,044 "		" 599,598 "

Income (Loss) from Operations					" (356,363)"		" 69,326 "		" (442,804)"		" (58,053)"

Other Income (Expenses)
   Interest income					 43 		 106 		 252 		" 1,020 "
   Interest expense					" (61,857)"		" (1,072)"		" (90,393)"		" (2,937)"
   Foreign currency transaction gain (loss)					" (39,580)"		" 5,780 "		" (46,285)"		" 7,190 "

Total Other Income (Expense)					" (101,394)"		" 4,814 "		" (136,426)"		" 5,273 "

Minority Interest					 -   		" 2,186 "		 -   		" 2,186 "

Net Income (Loss)					" $(457,757)"		" $76,326 "		" $(579,230)"		" $(50,594)"


Basic and Diluted Income (Loss) per
  Common Share 					 $(0.02)		 $0.00 		 $(0.02)		 $(0.00)

Weighted-Average Number of Common
  Shares Outstanding:
   Basic and Diluted					" 29,798,575 "		" 27,000,000 "		" 29,678,418 "		" 27,000,000 "















See Accompanying Notes to the
Consolidated Financial Statements


F-2
"LIQUIDIX, INC."
FORMERLY LEARNERS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
"For the Six Months Ended September 30, 2002 and 2001 (Unaudited)"

									"September 30,"		"September 30,"
									2002		2001
									(Unaudited)		(Unaudited)
Cash flows from operating activities:
   Net loss									" $(579,230)"		" $(50,594)"

Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation and amortization									" 46,684 "		" 57,652 "
       Net assets acquired in acquisition									 -   		" 155,158 "
       Minority interest									 -   		" (2,186)"
       Amortization of loan discount									" 70,383 "		 -
       Issuance of stock for consulting fees									" 251,600 "		 -
Changes in assets and liabilities:
       Accounts receivable									" (201,913)"		" 47,591 "
       Inventory									" (34,907)"		" 49,702 "
       Prepaid expenses									" (42,881)"		 -
       Other assets									" (44,061)"		" 34,860 "
       Accounts payable									" 67,093 "		" (278,827)"
       Accrued liabilities									" 3,696 "		" 39,105 "

 	Net cash provided (used) by operating activities								" (463,536)"		" 52,461 "

Cash flows from investing activities:
       Purchase of fixed assets									" (81,739)"		" (4,782)"

 	Net cash used by investing activities								" (81,739)"		" (4,782)"

Cash flows from financing activities:
       Proceeds from debt									" 550,000 "		" 94,066 "
       Repayment of debt									" (183,000)"		" (268,402)"
       Proceeds from capital lease									" 6,630 "		 -
       Repayment of capital lease									 -   		" (8,789)"

 	Net cash provided (used) by financing activities								" 373,630 "		" (183,125)"

Effect of exchange rate changes on cash 									" 20,296 "		" (6,544)"

Net decrease in cash and cash equivalents									" (151,349)"		" (141,990)"

Cash and cash equivalents at beginning of period									" 445,690 "		" 231,621 "

Cash and cash equivalents at end of period									" $294,341 "		" $89,631 "





See Accompanying Notes to the
Consolidated Financial Statements


F-3
"LIQUIDIX, INC."
FORMERLY LEARNERS WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
"For the Six Months Ended September 30, 2002 and 2001 (Unaudited)"

									"September 30,"		"September 30,"
		 							2002		2001
									(Unaudited)		(Unaudited)

Supplemental disclosure of cash flow information:

   Interest paid									" $5,340 "		" $2,937 "

   Income taxes paid									 $-    		 $-


Non-cash investing and financing activities

   Common stock isued for consulting fees									" $251,600 "		 $-

   Amortization of loan discount									" $70,383 "		 $-

   Discount on note payable									" $550,000 "		 $-

   Stock issued for debt									" $52,971 "		 $-

   Minority interest									 $-    		" $20,219 "

   Capital contribution									 $-    		" $903,014 "


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

During the three months ended September 30, 2002, Liquidics, Inc. returned 16,455,753 shares of common stock to treasury. No compensation was given for the return of the common stock. In addition, Liquidics, Inc. remitted 162,845 shares of Liquidix, Inc. common stock to the minority shareholders of AFS, Ltd. in exchange for their minority interest in AFS, Ltd. Upon receipt of the AFS, Ltd. shares, Liquidics, Inc. transferred the shares to Liquidix, Inc. Thereby making AFS, Ltd. a wholly-owned subsidiary of Liquidix, Inc. No compensation was given for the AFS, Ltd. shares.

Reclassification

Certain reclassifications have been made to the September 30, 2001 financial statements to conform to the September 30, 2002 classifications.


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

The holder of the notes may elect to convert the amount outstanding thereunder into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to the lesser of $0.73 (on the $300,000 Convertible Promissory Note) and $0.30 (on the $250,000 Convertible Promissory Note) or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. As of September 30, 2002 the company converted $52,971 of the principal balance.
In addition, the Company issued 753,000 common stock warrants with exercise prices of the lesser of $0.73 or sixty percent (60%) of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to but not including the conversion date. The beneficial features of the notes resulted in a discount to the notes of $550,000, which were recorded to additional paid-in-capital at the time the notes was issued and is being charged to interest expense over the life of the notes.

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

Although we incurred a significant loss in the past fiscal year we believe that the introduction of our new generation of improved products to the consumer products industry, provides an expectation that we will achieve profitability during fiscal year 2003. The past year had an increase in financial and operational overhead due to the merger with Advanced Fluid Systems, Inc. in October 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Revenues for the three months ended September 30, 2002 were $725,090 as compared to $662,614 for the same period ended 2001. The increase in sales, in the amount of $62,476, or 9% was due to some product deliveries on hold being called for and delivered. However the technology sector is continuing with its downturn as there has been no significant increase in product orders.

Cost of sales for the three months ended September 30, 2002 were $442,925 as compared to $367,153 for the same period ended 2001. As a percentage of sales, cost of sales increased from 55% for 2001 to 61% for 2002.

General and administrative expenses were $638,528 for the three months ended September 30, 2002 as compared to $226,135 for the same period ended 2001. As a percentage of sales, general and administrative expenses increased from 34% in 2001 to 88% in 2002. This was due to costs associated with various registration statements, consulting fees, relocation expenses, and increased salaries and insurance.

For the three months ended September 30, 2002, we incurred a net operating loss of $457,757 or two cents per share compared to net operating income of $76,326 or less than one cent per share for the three month period ended September 30, 2001. The loss for September 30, 2002 was primarily due to increased general and administrative costs and increased costs of sales.

Net other expense for the three months ended September 30, 2002 was $101,394 as compared to net other income for the three months ended September 30, 2001 of $4,814. The change was due primarily to increases in interest expense and the foreign currency transaction loss. The increase in interest expense was due to the amortization of the loan discounts that were recorded in relation to two convertible debt agreements entered into during May and August 2002. The increase in the foreign currency transaction loss was due to an approximate ten percent change in the currency rate during the period and the receipt of several large customer payments during that period.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

General and administrative expenses were $1,075,044 for the six months ended September 30, 2002 as compared to $599,598 for the six months ended September 30, 2001. As of percentage of sales, general and administrative expenses increased by 30%. The increase is primarily due to the issuance of stock for consulting fees and professional fees from various registration statements, and increased administrative salaries, insurance, and marketing expenses.

For the six months ended September 30, 2002, we incurred a net operating loss of $579,230 or two cents per share compared to a net operating loss of $50,594 or less than one cent per share for the six month period ended September 30, 2001.

Net other expense for the six months ended September 30, 2002 was $136,426 as compared to net other income for the six months ended September 30, 2001 of $5,273. The change was due primarily to increases in interest expense and the foreign currency transaction loss. The increase in interest expense was due to the amortization of the loan discounts that were recorded in relation to two convertible debt agreements entered into during May and August 2002. The increase in the foreign currency transaction loss was due to an approximate ten percent change in the currency rate during the period and the receipt of several large customer payments during that period.

IMPACT OF INFLATION

   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

				LIQUIDIX, INC., a Florida Corporation


Date:  May 9, 2003              By:  /s/ Perry Barker
				--------------------
				Perry Barker, Chairman & President


Date:  May 9, 2003		By:  /s/ Jenelle Ray
				--------------------
				Jenelle Ray, Chief Financial Officer,
				Vice President, Secretary, Treasurer
				and Director