Form 10KSB
period 2003-03-31
LIQUIDIX  INC
filed 2003-07-15
CIK 1047733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                 March 31, 2003

                           Commission File # 333-69686

                            ANSCOTT INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                                     Florida
                                     -------
                (State or other jurisdiction of incorporation or
                                  organization)

                                   86-0000714
                                   ----------
                      (IRS Employer Identification Number)

                    26 Haynes Drive, Wayne, New Jersey 07470
                    ----------------------------------------
              (Address of principal executive offices ) (Zip Code)

                                  (973)696-7575
                                  -------------
                (Registrant's telephone no., including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
           None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended March 31, 2003: $2,480,727.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 14, 2003, was: $6,237,482.

Number of shares of the registrant's common stock outstanding as of July 14, 2003 was: 45,685,806

Transfer Agent as of July 14, 2003:
                             Standard Register and Transfer Company
                              12528 South 1840 East
                               Draper, Utah 84020


                                     PART I
                                     ------

Item 1.  Description of Business

Business Development. We were formed in New York on June 28, 1996 under the name Learners World, Inc. with the intent to own and operate facilities for the care, education and recreation of children. On September 26, 2001 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange between Learners World, Inc. ("Learners World"), a Florida corporation and Liquidics, Inc. ("Liquidics") a Nevada corporation, Learners World, Inc. acquired all of the shares of Advanced Fluid Systems, Inc. ("Advanced Fluid") from Liquidics. Pursuant to the terms of the Agreement, Liquidics sold Advanced Fluid to Learners World and paid $400,000 to Learners World in consideration for the issuance of 27,000,000 Learners World shares to the Liquidics shareholders. Pursuant to the Agreement, Advanced Fluid became a wholly owned subsidiary of the Company. In addition, we changed our name to Liquidix, Inc. and redomesticated in the State of Florida.

Pursuant to this Agreement, through Advanced Fluid we were principally engaged in developing, manufacturing and marketing ferrofluids and products based on or derived from its ferrofluid technology. Ferrofluids are stable magnetic liquids that can be precisely positioned or controlled with a magnetic force. Ferrofluids consist of molecular-sized magnetic particles that are surface treated so that they can be dispersed in various fluids, usually a synthetic low vapor pressure oil. Ferrofluids are designed to have a choice of properties such as viscosity, magnetic strength and vapor pressures to perform numerous specific function which is sealing. We currently sell our industrial products to the semiconductor, optical, thin film coating and the vacuum industry.

On April 15, 2003, pursuant to a Stock Purchase Agreement and Share Exchange between us AFS Seals, Inc and Anscott Industries, Inc., we acquired all of the shares of Anscott from the Anscott shareholders in consideration for the issuance of a total of 45,000,000 shares of our common stock to the Anscott shareholders and the transfer of all of our current assets and liabilities to AFS. Pursuant to the Agreement, Anscott became a wholly owned subsidiary of the Company and we filed articles of amendment in the state of Florida changing our name to Anscott Industries, Inc. We maintain our principal offices at 26 Haynes Drive, Wayne, New Jersey 07470 and our telephone number is (973)696-7575.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer.

Based on the Agreement and spin off of our assets, we adopted the business plan of Anscott Industries, Inc. Therefore, currently our principal activity is to manufacture and sell specialty chemicals, cleaning agents, odor eliminators, repellents, treatments, purification and decontamination processes for the commercial laundry and cleaning industries. Our business is conducted through three segments: chemical & additive technology for cleaning and coatings of textiles; filtration & equipment that extends the life traditional cleaning chemicals through a recycling process; commercialization venture leveraging aerospace technology and distribution in order to move from laboratory to commercial products quickly, extending the company's knowledge to deliver solutions  to  protect  people,  property  and  the  environment.  We  have  our
operations  in  New  Jersey,   California  and  Quebec.  We  sell  to  over  300
distributors and 7,000 end-users worldwide. Chemicals & Additives products accounted for 78% of Anscott Industries, Inc. (subsidiary) 2002 revenues; Filtration & Equipment, 20%; Commercialization, 2%.

We were established in 1960 and are a leading manufacturer servicing the laundry and dry cleaning industry. We manufacture chemicals and filter equipment that clean clothes professionally. Our technology arm is the exclusive licensee of Raytheon Systems Company (formally HUGHES AIRCRAFT) for the DryWash Process. The DryWash Process has been sub-licensed to eight of the industries largest chemical, machine and carbon dioxide manufacturers. We sells our products and services to over 7,000 professional cleaners today. We believe that more service coverage and technology will more than double our customer base to fourteen (14,000) thousand within two (2) years.

We have recently acquired the rights to a method of non-hazardous dry cleaning called the "DryWash Cleaning Process". DryWash replaces "PERC", a probable carcinogen and hazardous material by utilizing liquid carbon dioxide and aerospace technology. DryWash has revolutionized the commercial dry cleaning industry by providing a low cost alternative without toxic chemicals such as perchloroethylene (perc) or petroleum.

We are a specialty chemical company with a product line of disposable filters & delivery systems adding in the sales of its chemical business. We have one of the largest technical forces in the industry. Currently servicing over 5,000 businesses in more than 40 cities and we expect to service over 10,000 businesses within the next two years.

We develop products that are unique and satisfy a specific need. The DryWash Cleaning Process has been commercialized through a joint venture with Itochu Aviation, a Japanese aerospace trader. Other development partners include Raytheon Systems, Los Alamos National Laboratory and Unilever.

We have recently acquired the rights to a method of non-hazardous dry cleaning called the "DryWash Cleaning Process". DryWash replaces "PERC", a probable carcinogen and hazardous material by utilizing liquid carbon dioxide and aerospace technology. DryWash is in position to revolutionize the cleaning industry by providing a low cost alternative without toxic chemicals such as perchloroethylene (perc) or petroleum. We manufactures chemicals and disposable filters that clean clothes professionally. Our technology arm is the exclusive licensee of Raytheon Systems Company (formally HUGHES AIRCRAFT) for the DryWash Cleaning Process.

We have expanded our exclusive role to include a sub-licensing program. To date the technology has been sub-licensed to eight of the industries largest manufacturers. The licensing group of companies has collectively invested over $200 million into the development of the DryWash Cleaning process. EPA, DOE and DOD have also contributed directly and through Los Alamos National Laboratory.

We sell our products and services through an established distribution network of local warehouses nationwide. We maintain a dedicated force of chemical technicians that provide service throughout the US and Canada. The following sets forth some of our products:

o Flame Fightera is an approved fire retardant that protects Drapes, Clothes and Textiles. It's perfect for Hotels, Office Buildings and Homes.

o XPela Fabric Protector is a barrier coating that protects against all sorts of fluids such as blood that carries HIV or Hepatitis, Formulated for Hospital Scrubs, Police Uniforms and Protective Gear for professionals.


o Smoke Outa Odor Neutralizer removes all type of foul odors. It was specially formulated to remove Smoke, Pet and Musty Smells.

o Rxa is the prescription to clean hard to remove Paint, Oil and Grease Stains. Professionally formulated to be safe and effective.

o NuToucha is an advanced Cleaning Detergent that is Better, Whitener and Softer than other products.

o        HyPura Filters Recycle Chemicals and Improve Cleaning Performance.

We manage the following four specific areas of business:

Caled Chemical, established 1953, is a leading manufacturer of traditional cleaning products. The products for existing cleaning methods include a full line of brand name detergents, spotting agents and XPel Fabric Protection. Caled has developed specially formulated additives for DryWash technology. Unilever Corporation and Raytheon have been working closely with Caled and currently hold over twenty (20) worldwide patents for cleaning with carbon dioxide.


o All the chemical products translate 43 years of cleaning knowledge and experience into practical cleaning applications customized for the specialized needs of the market.

o        Caled's  products  are  practical  and easy to use,  developed by Ph.D.
         chemists on staff. The chemists explain the basic use of the products in unusually clear and easy-to-understand terms.



HyPur Equipment, established 1971, currently manufacturers filter equipment for existing dry cleaning machines. In the near future, HyPur will extend its product offering to provide the HyPur Laundry and Dry Cleaning package, which incorporates the DryWash Fluid Management System. This system will be marketed to 47,000 cleaners throughout the United States and Canada. The new non-hazardous process called "DryWash" will replace the dangerous chlorinated chemicals currently used today. DryWash will eventually replace the costly water cleaning process currently used in today's industrial and commercial laundries.


o High quality and technical service is the key to HyPur's long-standing customer base.

o HyPur has been innovative and aggressive in new product development.

o The services and products needed in the industry are:

          -----------------------------------------------------------------------------------------------------------
          C02Solve Equipment  Vapormatic         Chillomatic            Carbon Core           All Carbon
                              Equipment          Equipment              Filtration            Filtration
          -----------------------------------------------------------------------------------------------------------



Global Technologies, established 1995, acquires military technology, converts it for industry use. The company generates revenue through transfer and royalty fees. Combining the industry expertise of ANSCOTT with the wide reach of ITOCHU, Global Technologies has been able to bring DryWash Process to the laundry and cleaning industry in record time.The joint venture has been able to bring the DryWash Process to the garment services industry in record time. This model, developed exclusively by Global Technologies, accomplished in five-years what would normally take twenty. The model has been highlighted by a recent study performed for the USEPA as setting precedence within the technology arena. Specific patents have been exclusively licensed from Raytheon Systems for use within the garment services industry. The exclusive license has sub-licensing rights that have been transferred to several companies around the world. Technology Providers - Raytheon and Los Alamos National Laboratory

This system will be marketed to 150,000 cleaners worldwide. The new non-hazardous process called "DryWash" will replace the dangerous chlorinated chemicals currently used today. In the future, DryWash will be attempting to replace the costly water cleaning process currently used in today's industrial and commercial laundries.

Exclusive rights for the DryWash Process were purchased by Global Technologies in 1996. As a master licensee, Global Technologies has sub-licensed the technology to some of the industries largest chemical, machine and carbon dioxide manufacturers.

Tech Services, is a self-standing field service division that has 22 technical service representatives. Tech Services is the only national service network that serves professional dry cleaners and laundries. It currently represents three product lines and is in the process of adding additional line needing technical service at the field level.

Tech Services has recently allocated $250,000 for the construction of a promotional site for new technology. The promotional site will be used to showcase different pieces of equipment that will be produced using the DryWash process. The site is located less than 30 min. from New York City and will also act as a training facility for distributors on a worldwide basis.




Employees

We currently employ a total of 34 full time and 7 part time employees in the following manner: 20 field technicians and 21 headquarters personnel. None of our employees are covered by a collective bargaining agreement and we believe we have good relations with our employees.


Item 2. Description of Property

We own the property located at 26 Haynes Drive, Wayne, New Jersey 07470. We have a 20 year term mortgage with a 1.75 % over prime with CIT as the lender. This property is our headquarters and is comprised of 41,000 square feet with 4,000 square feet of office space and laboratory and the rest is warehouse for our products.

Item 3.  Legal Proceedings

None. To the best of our knowledge there is no litigation current or pending against us. The lawsuits set forth in the financial statements are not against Anscott Industries, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II
                                     -------

Item 5. Market for Registrants's Common Equity and Related Stockholder Matters

On July 14, 2003, we had 568 shareholders of record of our common stock. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

Our common stock is currently traded on the OTC Bulletin Board under the symbol "ASCT." The following charts indicate the high and low sales price for the common stock for each fiscal quarter between September 2000 and March 2003, as quoted on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                Price $
Quarter Ended                       High                     Low
-------------                       ----                     ---
September 2000                       0.97                    0.38
December 2000                        0.56                    0.03
March 2001                           0.06                    0.02
June 2001                            0.03                    0.01
September 2001                       0.90                    0.01
December 2001                        4.43                    1.74
March 2002                           2.33                    1.20
June 2002                            1.51                    0.35
September 2002                       0.45                    0.13
December 2002                        0.27                    0.10
March 31, 2003                       0.17                    0.05

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

YEAR ENDED MARCH 31, 2003 COMPARED TO THE YEAR ENDED MARCH 31, 2002

Revenues for the year ended March 31, 2003 were $2,480,727 as compared to $2,312,579 for the year ended March 31, 2002. Sales remained stable even with the continuing downturn in the market.

Cost of sales for the year ended March 31, 2003 were $1,421,889 as compared to $1,336,082 in 2002. As of percentage of sales, cost of sales decreased 1% for 2003. This was due to the stability of sales and prices.

General and administrative expenses were $1,599,787 for 2002 as compared to $1,915,803 for 2003. As of percentage of sales, general and administrative expenses increased from 69% for 2002 to 77% for 2003. The increase was primarily due to a one-time charge from the issuance of common stock for consulting services and additional personnel in the United Kingdom and rent for a larger facility.

For the year ended March 31, 2003, we incurred a net operating loss of $925,133 or $1.38 per share compared to net operating loss of $1,139,529 or $1.79 per share for the year ended March 31, 2002. The net loss resulted primarily from stagnant business operations.
IMPACT OF INFLATION

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

Cash provided by operating activities during 2003 declined by (708,578) primarily the result of increases in accounts receivable in the amount of $107,622 and a decrease in accrued liabilities and accrued expenses of $231,727.

Cash provided by operating activities during 2002 amounted to $252,212, primarily the result of increases in accounts receivables and inventory of $413,490 and 100,360 respectively.

Cash received in financing activities during 2003 amounted to $397,000 related primarily to an increase in notes payable.

Cash used by financing activities during 2002 amounted to $21,686 related primarily to the prepayment of debt from the prior year.

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

Item 7. Financial Statements and Supplementary Data

The financial statements of the Company, together with the report of auditors, are as follows:

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Stockholders and Board of Directors of Liquidix, Inc. and Subsidiary



We have audited the accompanying consolidated balance sheets of Liquidix, Inc. and Subsidiary as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liquidix, Inc. and Subsidiary as of March 31, 2003 and the results of its operations, changes in stockholders' equity, and its cash flows for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has a net loss in the current year and an accumulated deficit. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Draft

Sellers & Andersen, LLC
Certified Public Accountants

Salt Lake City, Utah
July 11, 2003

                           LIQUIDIX, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003



                                     ASSETS
                                                                         2003
                                                                      -----------

Current Assets
   Cash and cash equivalents                                          $    96,521
   Accounts receivable                                                    553,312
   Inventory                                                              411,036
                                                                      -----------
              Total Current Assets                                      1,060,869

Property and Equipment                                                    182,814

Acquisition Costs, Net                                                    143,237
Other Assets                                                               16,500
                                                                      -----------
              Total Assets                                            $ 1,403,420
                                                                      ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                   $   728,738
   Notes payable (Notes 5 and 6)                                          587,446
   Accrued liabilities                                                     35,642
                                                                      -----------
              Total Liabilities                                         1,351,826
                                                                      -----------
Minority interest: (Note 1)                                                   516
                                                                      -----------
Commitments and Contingencies: (Note 9)                                      --

Stockholders' Equity: (Note 10)
   Common stock - $.0001 par value, 75,000,000, (, 000 authorized,            684
   (684,269 Shares issued and outstanding)
   Paid in Capital                                                      3,543,648
   Accumulated deficit                                                 (3,639,358)
   Foreign currency translation adjustment (Note 1)                       146,104
                                                                      -----------

              Total Stockholders' Equity                                   51,078
                                                                      -----------
              Total Liabilities and Stockholders' Equity              $ 1,403,420
                                                                      ===========






                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                          LIQUIDIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002




                                                               2003           2002
                                                            -----------    -----------
Sales                                                       $ 2,460,727    $ 2,312,579

Cost of Sales                                                 1,421,699      1,336,082
                                                            -----------    -----------
Gross Profit                                                  1,039,028        976,497

General and Administrative Expenses                           1,915,912      1,599,787
                                                            -----------    -----------
Income (Loss) from Operations                                  (876,884)      (623,290)
                                                            -----------    -----------
Other Income (Expenses)
   Interest income                                                  386          1,121
   Interest expense                                             (48,902)       (20,067)
   Impairment of license agreement (Note 1)                        --         (500,000)
                                                            -----------    -----------
                                                                               (48,516)
Total Other Income (Expense)                                   (518,946)

Minority Interest                                                   926          2,707
                                                            -----------    -----------
Net Income (Loss)                                           $  (924,474)   $(1,139,529)
                                                            ===========    ===========
Basic and Diluted Income (Loss) per Common Share (Note 1)        ($1.38)        $(1.94)
                                                            ===========    ===========
Weighted-Average Number of Common Shares Outstanding:
   Basic and Diluted                                            668,223        588,295
                                                            ===========    ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                                                           ADDITIONAL                   CUMULATIVE        TOTAL
                                            COMMON STOCK                    PAID-IN      ACCUMULATED    TRANSLATION    STOCKHOLDERS'
                                                SHARES       AMOUNT         CAPITAL        DEFICIT        ACCOUNT        EQUITY
                                             -----------   -----------    ------------   -----------    -----------    -----------
Balance at December 31, 1999                 $       519   $ 1,956,695    $(2,342,746)   $(2,342,746)   $      --      $  (385,532)
                                                                                                            518,630           --
Options exercised
                                                   8,582             9         75,650           --             --           75,659
Translation adjustment
                                                    --            --             --             --           41,406         41,406
Income for the period ended March 31, 2001
                                                    --            --             --          767,391           --          767,391
Balance at March 31, 2001
                                                 527,212           528      2,032,345     (1,575,355)        41,406        498,924
Merger with Learner's World, Inc. and
    recapitalization of equity
                                                   5,000             5             (5)          --             --             --
Issuance of common stock for
    services
                                                 117,500           118        305,382           --             --          305,500
Capital contribution
                                                    --            --          903,014           --             --          903,014
Translation adjustment
                                                    --            --             --             --          (30,180)       (30,180)
Loss for the year ended March 31, 2002
                                                    --            --             --       (1,139,529)          --       (1,139,529)
Balance at March 31, 2002                        649,712   $       651    $ 3,240,736    $(2,714,884)   $    11,226    $   537,729






                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                                                         ADDITIONAL                 CUMULATIVE        TOTAL
                                            COMMON STOCK                  PAID-IN    ACCUMULATED    TRANSLATION    STOCKHOLDERS'
                                                SHARES       AMOUNT       CAPITAL      DEFICIT        ACCOUNT        EQUITY
                                             -----------   -----------  ------------ -----------    -----------    -----------
Cancellation of stock contributed to company
                                               (12,500)         (13)      (25,013)                                  25,000
Issuance of stock for conversion
                                                33,107           33        52,938                                   52,971
                                                                         ADDITIONAL                 CUMULATIVE       TOTAL
Stock issued for services
                                                13,750           13       274,987                                  275,000
Translation adjustment
                                                  --           --            --            --          86,441       86,441
Fractional shares rounded up in consolidation
                                                                                                                       200
Income for the period ended March 31, 2003
                                                  --           --            --        (924,474)         --       (925,133)
Balance at March 31, 2003
                                               684,269          684     3,543,648    (3,639,358)       97,667       52,008







                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                          LIQUIDIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Year Ended March 31, 2003



                                                                      2003           2002
                                                                  -----------    ------------
Cash flows from operating activities:
   Net Income (Loss)                                              ($  924,474)   ($1,139,529)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                   94,988        100,482
       Stock issued for services                                      275,500        305,500
       Stock issued for sedebtes                                      (52,971)          --
        Net assets acquired in acquisition                               --          155,154
        Impairment of license agreement                                  --          500,000
Changes in Assets and Liabilities:
       Accounts receivable                                           (107,622)       413,491
       Inventory                                                       27,941        100,363
       Other assets                                                    32,245         47,223
       Accounts payable                                               178,951       (166,937)
       Accrued liabilities                                           (231,727)       (60,826)
                                                                  -----------    -----------
              Net cash provided by operating activities              (707,169)       252,214
                                                                  -----------    -----------
Cash flows from investing activities:

       Purchase of fixed assets                                       (89,104)       (95,795)
                                                                  -----------    -----------
              Net cash provided (used) by investing activities        (89,104)       (95,795)
                                                                  -----------    -----------
Cash flows from financing activities:
       Repaymementfofecapital lease                                   (11,850)
       Proceeds from debt                                             530,000           --
       Repayment of debt, net                                        (153,000)        (9,836)
                                                                  -----------    -----------
              Net cash provided (used) by financing activities        397,000        (21,686)
                                                                                 -----------
Effect of exchange rate changes on cash and intercompany
   accounts                                                            50,104         12,668
                                                                  -----------    -----------
Net increase in cash and cash equivalents                            (349,169)       214,069

Cash and cash equivalents at beginning of period                      445,690        231,621
                                                                  -----------
Cash and cash equivalents at end of period                        $    96,521    $   445,690
                                                                  ===========    ===========



                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

LIQUIDIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Year Ended March 31, 2003 and 2002



                                                      2003        2002
                                                    ---------   --------

Supplemental disclosure of cash flow information:

   Interest paid                                    $  48,902   $ 20,067
                                                    =========   ========

   Income taxes paid                                $    --     $   --
                                                    =========   ========

Non-cash investing and financing activities:

  Capital contribution                                   --     $903,014
                                                    =========   ========

   Stock issued for services                        $ 275,000   $305,500
                                                    =========   ========

    Debt converted to stock                         $  52,971       --
                                                    =========   ========







                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                          LIQUIDIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     NOTE 1
                        NATURE OF OPERATIONS AND HISTORY
--------------------------------------------------------------------------------

ORGANIZATION

Liquidix, Inc. (formerly Learner's World, Inc.) (the "Company") is a Florida corporation in the business of developing, manufacturing and marketing ferrofluids and products based on or derived from its ferrofluid technology. The Company sells its industrial products throughout the world.

LWI was formed as a state of New York corporation on June 28, 1996, on August 15, 2001, the state of Domicile was changed to Florida by formation of a new entity and merger of the old company of the same name.

Effective September 26, 2001, Learner's World, Inc. ("LWI") acquired one hundred percent (100%) of the outstanding common stock of Advanced Fluid Systems, Inc. ("AFS, Inc.") from its parent company, Liquidics, Inc. ("Liquidics"). The transaction was accounted for as a recapitalization with LWI as the accounting acquirer in a reverse merger. The restricted common stock received by Liquidics, Inc. in LWI was then issued to the Shareholders of Liquidics , making these shareholders the majority owners of LWI.

In conjunction with the merger, LWI changed its name to Liquidix, Inc.

--------------------------------------------------------------------------------
                                     NOTE 2
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its ninety-nine percent (99%) owned subsidiary, Advanced Fluid Systems, Ltd. (based out of Great Britain). All significant intercompany transactions and accounts are eliminated in consolidation.

REVENUE RECOGNITION

Revenues for sales of products and services are recognized when the related products are sold and shipped, or services are performed .

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

For financial accounting purposes, cash equivalents include cash in banks and all highly liquid investments with a maturity of three months or less.

ACCOUNTS RECEIVABLE

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior

                          LIQUIDIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
--------------------------------------------------------------------------------
                               NOTE 2 (CONTINUED)
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
--------------------------------------------------------------------------------


history of uncollectible accounts receivable. As of March 31, 2003 and 2002, a provision for uncollectible accounts receivable in the amounts of $ 22,181 and $25,016, respectively, had been established.


INVENTORY

Inventory consists primarily of raw materials and finished goods. Inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Reserves and writedowns are established against Company-owned inventory for excess, slow moving, and obsolete items where the estimated net realizable value is less than the carrying value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended March 31, 2003 and March 31, 2002, depreciation expense was
 $49,283  And   $51,372, respectively.

The estimated useful lives of the assets are as follows:

                  Furniture and fixtures    5 years
                  Machinery and equipment   5 years
                  Office equipment          3 years
                  Leasehold improvements 5-10 years

The Company leased equipment under a capital lease agreement that expired November, 2001. The asset and liability under the capital lease agreement were recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset was depreciated over the lower of its related lease term or its estimated productive life. Depreciation of the asset under the capital lease agreement is included in depreciation expense, as noted above, for the years ended March 31, 2003 and March 31, 2002.

ACQUISITION COSTS

Acquisition costs represent costs incurred in relation to a Stock Purchase Agreement. Acquisition costs are being amortized ratably over five (5) years. Amortization expense for the year ended March 31, 2003 and March 31, 2002 was $49,110 and $ 49,110, respectively.

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

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                               NOTE 2 (CONTINUED)
   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

During the year ended March 31, 2002, the Company recorded an impairment in relation to a licensing agreement in the amount of $500,000 as the fair market value of the agreement would be less than the carrying value of the long-lived asset.

For the year ended March 31, 2003, there were no additional impairment of long-lived assets belonging to the company or subsidiary as fair market value of the assets was greater than book value.


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

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2003 and 2002 there are no common stock equivalents.

FOREIGN CURRENCY TRANSLATION

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows: (i) assets and liabilities at the rates of exchange prevailing at the balance sheet date; (2) exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of stockholders' equity. The foreign currency translation adjustments for the years ended March 31, 2003 and for March 31, 2002 were ($ 20,003) and $11,226, respectively.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). During the fiscal year ended March 31, 2002, the company did pay stock based compensation to employees. During the fiscal year ended March 31, 2003 there was no stock based compensation paid by the company under stock option plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts receivable, notes receivable, accounts payable, notes payable, lease obligation and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     NOTE 3
                                LICENSE AGREEMENT
--------------------------------------------------------------------------------

The Company has an agreement that gives the right to process silicon wafers in a method that will reduce size, weight, and heat generation. The license will be amortized over the term of the license agreement. The agreement commenced
February, 2000 and remains in full force and effect for a period of fifteen years from the date of execution. The agreement also provides for royalty payments to be made to the licensor based on the number of silicon wafers produced. As of March 31, 2002, the Company had yet to commence production of the product and determined that the technology related to same had been superseded, therefore, an impairment in the amount of $500,000, the full value of the license agreement, was recorded for the fiscal year ended March 31, 2002. As of March 31, 2003 nothing has been done with the license agreement and management is considering seeking remedies to recover the company's investment.


--------------------------------------------------------------------------------
                                     Note 4
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment as of March 31, 2003 and 2002 consists of the following:


                                   2003         2002
                                ---------    ---------


Furniture and fixtures             19,305       17,052
Machinery and equipment           369,348      297,115
Office equipment                   96,961       47,480
Leasehold improvements             68,033       49,817
                                ---------    ---------
                                  553,647      411,464

Less accumulated depreciation    (370,833)    (317,754)
                                ---------    ---------

                                $ 182,814    $  93,710
                                =========    =========

--------------------------------------------------------------------------------
                                     NOTE 5
                          CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

The Company maintains cash balances at a London financial institution. As of March 31, 2003 and 2002, the Company had uninsured cash of approximately $93,907 and $ 378,119, respectively.


--------------------------------------------------------------------------------
                                     NOTE 6
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

NOTE PAYABLE

At March 31, 2003, the related party notes payable, in the aggregate amount of $100,375, consisted of various notes to an officer and a related entity, with interest rates ranging from ten percent (10%) to ten and one-half percent (10.5%) per annum. The notes require payments of accrued interest and principal at maturity. Various notes, in the aggregate of $100,375 matured during the year ended March 31, 2003 and remain unpaid as of March 31, 2003. These notes are in default and are due on demand. Also see Note 7, convertible debt.

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003



-------------------------------------------------------------------------------
                                     NOTE 7
                                  NOTE PAYABLE
-------------------------------------------------------------------------------



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

Pursuant to the convertible debt agreement, the Company has filed on Form SB-2 a registration statement with the Securities and Exchange Commission, registering 8,839,333 shares of common stock.

Concurrent with the filing of the Form SB-2, the Company has entered into a convertible note payable in the amount of $250,000. The terms of the agreement include the conversion of the debt into shares of common stock at the lesser of sixty percent (60%) of the trading price prior to conversion or $0.73.

The Registration Statement registered two hundred percent (200%) of the shares of common stock needed should the aggregate of $550,000 of convertible debt be converted.

During the year ended March 31, 2003 a total of $52,971 of this debt was converted into 662,136 shares of common stock of the corporation. The remaining debt was assumed by the transferee of all the Liquidix assets and liabilities subsequent to the balance sheet date. (See note 13 Subsequent Events)


--------------------------------------------------------------------------------
                                     NOTE 8
                                  INCOME TAXES
--------------------------------------------------------------------------------

As of March 31, 2002 and 2001, deferred tax assets consist of the following:


                                      2003    2    2002
                                   ---------    ---------

Net operating loss carryforwards   $ 259,549    $ 307,500
Less: valuation allowance           (258,549)    (307,500)
                                   ---------    ---------

Net deferred tax asset             $    --      $    --
                                   =========    =========


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

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

-------------------------------------------------------------------------------
                                     NOTE 9
                        OBLIGATION UNDER CAPITAL LEASE
-------------------------------------------------------------------------------

The Company was the lessee of equipment, with an original cost of approximately $109,000, under a capital lease agreement which expired November, 2001.

The interest rate on the obligation under capital lease was approximately fourteen percent (14%) per annum, and was imputed based on the lessor's implicit rate of return at the inception of the lease.



--------------------------------------------------------------------------------
                                     NOTE 10
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OFFICE LEASE COMMITMENTS

The Company is obligated under a long-term operating lease for an office facility through the year 2005.

As of March 31, 2003, future minimum lease payments due under the non-cancelable operating lease agreement is as follows:

                            Year ending
                             March 31,      Amount
                           -------------   =======
                                    2004    93,028
                                    2005    86,028
                                    2006    86,028
                                            ------
                           Total           265,084



In addition, the Company leases office facilities under short-term operating leases.

Rent expense under the aforementioned operating leases was approximately $ 25,766 and $109,375 for the years ended March 31, 2003 and March 31, 2002, respectively.

LITIGATION

In the normal course of business, the Company is subject to certain contractual obligations and litigation. As of March 31, 2003, a legal claim has been made against the Company in the amount of $201,841.23 for a breach of the lease for a location in Scottsdale, Az . The Company intends to defend vigorously, but a provision for liability from such a claim has been made in the financial statements.

At March 31, 2002, a claim was filed in the amount of $30,908, at the end of the current fiscal year this claim is unresolved. The company intents to defend vigoroursly and, feels that it has adequate defenses against this claim.

The company does not feel that it has liability in either of the two claims noted above, but has accrued a contingent liability in the amount of $50,000.

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003


--------------------------------------------------------------------------------
                                     NOTE 11
                                     EQUITY
--------------------------------------------------------------------------------

STOCK ISSUED FOR SERVICES

During the year ended March 31, 2003, the Company issued 275,000 shares of common stock for consulting services valued at $275,000. During the current year 250,000 shares of common stock was returned to the company and cancelled for non performance under a contract.


TREASURY STOCK

During the year ended March 31, 2003, the company cancelled 16,647,309 shares of its' common stock that had been held in the treasury. It was the opinion of management that a reissue of stock in event of a need was preferable to holding the common stock in the treasury.



--------------------------------------------------------------------------------
                                     NOTE 12
                                  GOING CONCERN
--------------------------------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an a loss for the year ended March 31, 2003 in the amount of $925,133, and accumulated deficit at March 31, 2003 and 2002 in the amounts of $3,640,957 and $2,715,824 respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


--------------------------------------------------------------------------------
                                     NOTE 13
                               MINORITY INTERESTS
--------------------------------------------------------------------------------

MINORITY INTEREST

The Company has a ninety nine percent (99%) owned Subsidiary, Advanced Fluid System, Limited ("AFS, Ltd."). During fiscal year ending March 31, 2003, Liquidix, Inc. offered the then 7% minority shareholders shares of Liquidix, Inc. in exchange for their shares in AFS, Ltd. By March 31, 2003, all but 51,120 shares (or 1%) of AFS, Ltd. stock were exchanged for 1,700,402 shares of Liquidix, Inc. common stock. and were paid out of the Company treasury strock..


--------------------------------------------------------------------------------
                                     NOTE 14
                           SUBSEQUENT EVENTS (AUDITED)
--------------------------------------------------------------------------------

SALE OF THE LIQUIDIX ASSETS

In April, 2003, subsequent to the date of the financial statements the company entered into an agreement to consolidate the outstanding common stock by a factor of 20 old shares being equal to one new share. As extension of this transaction, the company entered into an agreement to acquire the assets of Anscott Industries, Inc. by the issuance of 45,000,000 shares of restricted capital stock. Each of the previous directors resigned. After this purchase of the assets and liabilities of Anscott Industries, Inc was completed, the new Board of Directors voted to divest itself of all the assets and liabilities of Liquidix, Inc, The sale of the assets and liabilities was completed during April, 2003. The financial statements give effect to the 1 for 20 reverse stock split for all periods presented.

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     NOTE 15
                          SUBSEQUENT EVENTS (UNAUDITED)
--------------------------------------------------------------------------------


Subsequent to purchase and sale as described in Note 14, management of Anscott Industries, Inc. furnished the unaudited information. This information has not been audited or verified.

                            ANSCOTT INDUSTRIES, INC.
                                  BALANCE SHEET
                           PROFORMA AS OF MARCH, 2003
                                   (Unaudited)



ASSETS
 Current assets Cash                               $     2,750
 Accounts receivable                                   535,547
 Inventory                                             489,819
 Prepaid expenses                                      212,311
                                                   -----------

         TOTAL CURRENT ASSETS                      $ 1,210,427

         PROPERTY PLANT AND EQUIPMENT                  967,201

         OTHER ASSETS                                1,741,758
                                                   -----------

         TOTAL ASSETS                              $ 3,919,386





       LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

       Current liabilities
       Accounts payable                            $   887,498
       Notes payable                                 1,501,642
                                                   -----------

         TOTAL CURRENT LIABILITIES                 $ 2,389,140

         LONG TERM LIABILITIES                       2,633,537
                                                   -----------

         TOTAL LIABILITIES                         $ 5,022,678

STOCKHOLDERS EQUITY
       Common stock                                $   724,135
       Paid in Capital                                 305,056
       Accumulated Earnings (Deficit)               (2,132,483)
                                                   -----------

       TOTAL STOCKHOLDERS EQUITY                   $(1,103,292)

       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $ 3,919,386
                                                   -----------


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


We recently changed our accountant from Semple & Cooper, LLP in Arizona to our current accountant, Sellers & Andersen, LLC of Utah. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of July 14, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                             With Company
Name                   Age   Position
--------------------   ---   -----------------------------
Jack Belluscio         41    President, Chief Financial Officer and Chairman
                             of the Board
Steven Hoh             55    Secretary Treasurer and Director

Jack Belluscio has been the President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors since April 15, 2003. He has been employed as the Chief financial Officer of our subsidiary, Anscott Industries, Inc., since 2000. From 1995 to 2000 Mr. Belluscio was employed by Global Technologies, El Segundo, Ca. as its President. From 1990 to 1995 he was President of Caled Chemical, Wayne, NJ. From 1987 to 1990 Mr. Belluscio was employed by Western Union, Upper Saddle River, NJ. From 1983 - 1987 he was employed by Citibank, New York, NY. Mr. Belluscio has an MBA with a concentration in finance and economics. He has held positions on the Board of Directors of the Textile Care Association and New York Military Academy.

Steven Hoh has been our Secretary and Treasurer and Director since April 15, 2003. Mr. Hoh has been the Vice President of Operations of our subsidiary, Anscott Industries, Inc. since 1980. He has held several positions within Anscott Industries, Inc. and currently is responsible for manufacturing personnel coordination of materials throughout the company's worldwide distribution network.

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

We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

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

Name & Position            Year    Salary       Bonus      Other       Annual Long Term
                                                         Compensation     Compensation
                           --------------------------------------------------------------
Jack Belluscio             2003   $27,996         0        0                 0
President and Director

Steven Hoh                 2003   $47,277         0        0                 0
Secretary, Treasurer
and Director

Our Directors do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of July 14, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                   Number of Shares of
Name of Beneficial Owner/          Common Stock               % of Beneficial
Identity of Group                  Beneficially Owned         Ownership
--------------------------------------------------------------------------------

Jack Belluscio                     44,000,000 (1)            96.31%

Steven Hoh                                  0                  0

DIRECTORS AND
OFFICERS AS A
GROUP                              44,000,000                 96.31%


Item 12. Certain Relationships and Related Transactions.

None.


Item 13. Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

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

3.1  Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

10.1 Stock Purchase Agreement and Share Exchange between the Company and Anscott Industries, Inc.(2)


(1) Incorporated by reference to the Registrant's Form 10-SB, filed on December 15, 1999 (SEC File No. (000-28513).

(2) Incorporated by reference to the Registrant's Form 8-K filed with the SEC on April 29, 2003.

(3) Reports on Form 8-K In April 2002 we filed a report on Form 8-K for a change in auditors.

     On April 29, 2003 we filed a report on Form 8-K for change in control and we filed an amendment thereto on July 3, 2003.

     On May 9, 2003 we filed a report on Form 8-K for a change in auditor and we filed an amendment thereto on May 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                        ANSCOTT INDUSTRIES, INC.

                        By: /s/ Jack Belluscio
                        -----------------------------
                         Jack Belluscio
                         President and Director

Dated: July 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                                      Date
----                         -----                                      ----
/s/ Jack Belluscio          President, CEO, CFO and Director        July 14, 2003
------------------------
    Jack Belluscio

/s/ Steven Hoh
------------------------    Secretary, Treasurer and Director       July 14, 2003
    Steven Hoh

                                CERTIFICATION OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jack Belluscio certify that:

1. I have reviewed this annual report on Form 10-KSB of Anscott Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 14, 2003


                                        /s/ Jack Belluscio
                                        --------------------------------------
                                        Jack Belluscio
                                        Principal Executive Officer and
                                        Principal Financial Officer

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     IN CONNECTION WITH THE ACCOMPANYING ANNUAL REPORT ON FORM 10-KSB OF ANSCOTT INDUSTRIES, INC. FOR THE PERIOD ENDED MARCH 31, 2003, JACK BELLUSCIO, PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF ANSCOTT INDUSTRIES, INC. HEREBY CERTIFY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, TO THE BEST OF MY KNOWLEDGE AND BELIEF, THAT:

1. Such Annual Report on Form 10-KSB for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-KSB for the period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Anscott Industries, Inc.

                                 ANSCOTT INDUSTRIES,  INC.


                                 By: /s/ Jack Belluscio
                                    -------------------------------------
                                    Jack Belluscio
                                    Principal  Executive Officer and
                                    Principal  Financial  Officer

Dated: July 14, 2003