Form 10QSB
period 2003-06-30
LIQUIDIX  INC
filed 2003-09-03
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                           Commission File # 333-69686

                            ANSCOTT INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                          86-0000714
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 26 Haynes Drive, Wayne, New Jersey 07470
                    (Address of Principal Executive Offices)

                                  (973)696-7575
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 2003: 45,685,806 shares of common stock outstanding, $0.0001 par value.

                            ANSCOTT INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheets                                    2
                Liabilities and Stockholders' Equity                           3
                Consolidated Statements of Operations                          4
                Consolidated Statements of Changes in Stockholders' Deficits   5
                Consolidated Statements of Cash Flows                          6
                Notes to Financial Statements                                  7
     Item 2. Management's Discussion and Analysis of Financial Condition
     Item 3. Controls and Procedures

Part II-- OTHER INFORMATION
     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K
     Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception and three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2004. The financial statements are presented on the accrual basis.

                     ANSCOTT CHEMICAL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
    JUNE 30, 2003

                                     ASSETS
                                                                                 2003

    CURRENT ASSETS
         Cash                                                       $                         229
         Accounts receivable net of allowance for bad debts
              of $23,400                                                                  647,516
         Inventories                                                                      546,365
         Prepaid expenses and other current assets                                         67,657
                                                                      ----------------------------
    TOTAL CURRENT ASSETS                                                                1,261,767

    PROPERTY AND EQUIPMENT, NET                                                           983,496

    OTHER ASSETS:
         Intangible assets, net                                                           532,680
         Security deposits                                                                 13,852
         Investment in Caled Signal Products Canada Ltd.                                  298,030
         Investment in Global Technologies, L.L.C.                                        188,617
         Deferred income taxes                                                             34,291
                                                                      ----------------------------
    TOTAL OTHER ASSETS                                                                  1,067,470
                                                                      ----------------------------

    TOTAL ASSETS                                                    $                   3,312,733
                                                                      ============================

                                        ANSCOTT CHEMICAL INDUSTRIES, INC
                                           CONSOLIDATED BALANCE SHEETS
 JUNE 30, 2003


                                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                                  2003
                                                                                                  ----
 CURRENT LIABILITIES

      Notes payable, current portion                                                   $                  44,474

      Small business loans, current portion                                                                9,531
      Accounts payable                                                                                   785,696
      Payroll taxes payable                                                                              623,449

      Trade notes payable, current portion                                                               124,965
      Accrued expenses                                                                                   235,257
                                                                                         ------------------------

 TOTAL CURRENT LIABILITIES                                                                             1,823,372

 LONG-TERM LIABILITIES
      Notes payable, net of current portion                                                              757,030
      Trade notes payable, net of current portion                                                        174,278
      Small business loans, net of current portion                                                     1,662,694
      Loan payable                                                                                       149,451
      Deferred income tax payable                                                                         15,530
                                                                                         ------------------------

 TOTAL LONG-TERM LIABILITIES                                                                           2,758,983
                                                                                         ------------------------

 TOTAL LIABILITIES                                                                                     4,582,355

 STOCKHOLDERS' DEFICIT:
      Common stock, authorized 1,000,000 shares; $1.00 par value; issued
         and outstanding 141,415 shares                                                                  724,135
      Additional paid-in capital                                                                         305,056
      Accumulated deficit                                                                             (2,320,904)
      Accumulated other comprehensive loss                                                                22,091
                                                                                         ------------------------
 TOTAL STOCKHOLDERS' DEFICIT                                                                          (1,269,622)
                                                                                         ------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $               3,312,732
                                                                                         ========================

                                  ANSCOTT CHEMICAL INDUSTRIES, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE MONTHS ENDED JUNE 30, 2003



                                                                               2003

                                                                    ---------------------------

                                                                              Amount
                                                                              ------


 SALES                                                            $                  1,113,595


 COST OF GOODS SOLD                                                                    636,374
                                                                    ---------------------------

 GROSS PROFIT                                                                          477,221

 SELLING EXPENSES                                                                      343,236

 GENERAL AND ADMINISTRATIVE EXPENSES                                                   262,853
                                                                    ---------------------------

 LOSS FROM OPERATIONS                                                                 (128,868)
                                                                    ---------------------------

 OTHER INCOME (EXPENSE):
      Interest expense                                                                 (53,340)


      Equity in earnings of Global Technologies, L.L.C.                                      -

      Equity in earnings of Caled Signal Products Canada Ltd.                           (8,402)
      Forgiveness of debt income                                                        31,319

      Rental income/H.D. Realty                                                         42,357
                                                                    ---------------------------
 TOTAL OTHER INCOME (EXPENSE)                                                           11,934
                                                                    ---------------------------

 LOSS BEFORE PROVISION FOR INCOME TAXES                                               (116,933)


 INCOME TAX EXPENSE (BENEFIT)
      Current                                                                                -
      Deferred                                                                               -

 NET INCOME TAX EXPENSE (BENEFIT)                                                            -



 NET LOSS                                                         $                   (116,933)
                                                                    ===========================

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED JUNE 30, 2003

                                                                                           Accumulated
                                                        Additional                            Other
                                    Common            Paid in             Accumulated        Comprehensive
                                     Stock            Capital           Deficit               Loss               Total
                                  ------------       ----------       ------------        --------------       -----------
BALANCE,
March 31, 2003                  $     724,135      $   305,056      $  (2,203,968)      $        22,091      $ (1,152,686)

                                                                         (116,936)                               (116,936)

                                  ------------       ----------       ------------        --------------       -----------

BALANCE,
June 30, 2003                         724,135          305,056         (2,320,904)               22,091        (1,269,622)

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 2003

                                                                                             2003

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                        $       (116,933)
      Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                          83,284
         Income from investments accounted for on the equity method                             (3,936)
         Provision for bad debts                                                                 2,446
         (Increase) decrease in:
            Accounts receivable                                                                 56,309
            Inventories                                                                        (86,546)
            Prepaid expenses and other current assets                                              663
            Deferred income taxes                                                                3,635
         Increase (decrease) in:
            Accounts payable                                                                   103,692
            Accrued expenses                                                                  (113,773)
            Payroll taxes payable                                                               80,081
                                                                                        ---------------
NET CASH USED BY OPERATING ACTIVITIES                                                            8,922

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                             -
      Purchase of intangible assets                                                                  -
      Dividend received on investment - Caled Signal Products Canada Ltd.                            -
                                                                                        ---------------
NET CASH USED BY INVESTING ACTIVITIES                                                                -

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on line of credit                                                             816
      Proceeds from borrowing on short term debt                                                     -
      Proceeds from borrowing on long term small business loan                                       -
      Proceeds from borrowing on long term debt                                                      -
      Principal repayments on short term debt
      Principal repayments on long term debt                                                    (9,781)
      Principal repayments on small business loan                                                    -
      Principal repayments on capital leases payable                                                 -
      Principal repayments on loan payable                                                           -
      Principal repayments on officer note payable
      Sale of capital stock                                                                          -
                                                                                        ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       (8,965)

                                                                                        ---------------
NET INCREASE (DECREASE) IN CASH                                                                    (44)

CASH, BEGINNING OF YEAR                                                                            274
                                                                                        ---------------

CASH, JUNE 30, 2003                                                                   $            231
                                                                                        ===============

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Anscott Chemical Industries, Inc. was incorporated in the State of New Jersey on January 21, 1960. The Company is engaged in the business of manufacturing and distribution of cleaning chemicals and filters used specifically in the dry cleaning industry.

On April 15, 2003, pursuant to a Stock Purchase Agreement and Share Exchange between Liquidix, Inc. AFS Seals, Inc. and Anscott Industries, Inc, Liquidix, Inc. acquired all of the shares of Anscott shareholders in consideration for the issuance of a total of 45,0000,000 shares of Liquidix common stock to the Anscott shareholders and the transfer of all of Liquidix current assets and liabilities to AFS Seals, Inc. Pursuant to the Agreement, Anscott became a wholly owned subsidiary and AFS Seals filed articles amendment in the state of Florida changing its name to Anscott Industries, Inc. The company mains its principal offices at 26 Hayes Drive, Wayne, New Jersey 07470.

The Company sells the cleaning chemicals and filters primarily to customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. Credit losses, when realized, have been within the range of the Company's expectations and, historically have not been significant.

BASIS OF ACCOUNTING
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, using the accrual method. Revenues are recorded in the period they are earned and expenses are recorded in the period they are incurred.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, H.D. Realty Corp. and Anscott of Canada, Inc. All intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the consolidated financial statements. Total comprehensive income is presented on the Consolidated Statements of changes in Stockholders' Deficit.

INVENTORY
Inventory is stated at the lower of cost (first-in, first-out) or market.


              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENED JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using both straight-line and accelerated methods. Repairs and maintenance are charged to operations in the period incurred. The estimated useful lives used in computing depreciation are:

           Warehouse Equipment                                  5-7 years
           Office Furniture, Lab and Sales Equipment            5-7 years
           Leasehold improvements                             31.5 years
           Building                                           31.5 years
           Land

INTANGIBLE ASSETS
Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over the following periods: new product development costs, 5 years; start up costs, 5 years; loan organization and acquisition fees over the terms of related loans.

INCOME TAXES
Current income taxes are based on the current year's income, which is taxable for federal and state income tax reporting purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities primarily result from differences in the basis of property and equipment, allowance for doubtful accounts, net operating loss carry forwards and investments accounted for under the equity method.

NOTE 2 - INVENTORIES:

Inventories at June 30, 2003:

                                                         2003

             Raw materials                        $        112,301
             Work in process                                33,612
             Finished goods                                400,452
                                                     --------------
               Total inventory                    $        546,365
                                                     ==============





              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2003 consists of:

                                                             2003
              Furniture & Equipment                            649,394
              Capitalized leased equipment                           -
              Leasehold improvements                           282,920
              Land and building                              1,308,099
                                                         ---------------
                                                             2,240,413
              Less:  accumulated depreciation                (1,256,917)
                                                         ---------------
                  Property and Equipment, Net         $        983,496
                                                         ===============

NOTE 4 - INTANGIBLE ASSETS

Intangible assets at June 30, 2003:


                                                                  Total
                                                              ---------------
              New product development costs                $         959,892
              Joint venture start-up costs                         1,135,411
              Mortgage acquisition costs                              64,224
                                                              ---------------
                                                                   2,159,527
              Less:  accumulated amortization                      1,626,847
                                                              ---------------
                      Total                                $         532,680
                                                              ===============



NOTE 5 - INVESTMENT IN CALED SIGNAL PRODUCTS CANADA LTD.:

Anscott of Canada, Inc., a wholly owned consolidated subsidiary, has a 50% ownership interest in Caled Signal, which is carried on the equity method.


                                                                 2003
                                                              -------------

          BALANCE AT EQUITY-JUNE 30, 2003                  $      298,030
                                                              =============






              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 6 - INVESTMENT IN GLOBAL TECHNOLOGIES, L.L.C.:

Global Technologies, L.L.C. ("Global") is a 50% owned limited liability company, which is accounted for using the equity method. The Company was started during 1995 to produce and market a new dry cleaning system called "Dry Wash."

                                                               2003
                                                           --------------
             Balance at equity - June 30, 2003          $       188,617
                                                           ==============



NOTE 7 - TRADE NOTES PAYABLE:

The Company has refinanced several trade payables and renegotiated prior outstanding trade notes payable into long-term trade notes payable as follows:

Balance at June 30, 2003-                                  $      299,243
                                                               -----------

Several trade payables were refinanced and prior outstanding trade notes payable were renegotiated into long-term trade notes payable due in varying monthly installments, including interest at varying rates ranging from 0% to 6.25% at various maturity dates extending into 2005.

Total                                                      299,243
Less:  current portion                                     124,965
                                                        -----------
Total long-term portion                             $      174,278
                                                        ===========










              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 8 - LINE OF CREDIT:

The Company had a revolving line of credit with a financial institution that was initially available for a 3-year term from December 23, 1996 and automatically renewed on a year-to-year basis.

During September 2000, the Company obtained a revolving line of credit with a different financial institution. The credit line is initially available for a 2-year term commencing on September 10, 2000 and ending September 2002. The proceeds were used to pay off the prior existing line of credit and some of the outstanding debt.

Advances under the credit line are based on 85% of eligible accounts receivable plus the lessor of 50% of eligible inventory or $300,000. Borrowings under the credit line may not exceed $1,300,000. The balance on the credit line at June 30, 2003 is $757,030. The credit line bears interest at 6% above the bank's reference rate, which was 10.75% (prime + 6%) at June 30, 2003.

The major shareholder, H.D. Realty Corp., and Anscott of Canada, Inc. guarantee the credit line. The credit line is collateralized by substantially all of the assets of the Company, a third mortgage on the major shareholder's primary residence, and Anscott of Canada, Inc.'s 50% interest in Caled Signal.







              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 9 - NOTES PAYABLE (CONT'D):


Balance at June 30, 2003 -                                    801,504
                                                           -----------
During September 2000, the Company obtained an equipment loan, which is linked to the revolving line of credit (Note 9). The proceeds were used to pay off the two prior term loans and part of the previous revolving line of credit. The loan is payable in monthly installments of $3,260 plus interest with the balance payable in five years.

     Total                                                   801,504

Less:  current portion                                        44,474
                                                          -----------

Total long-term portion                                $     757,030
                                                          ===========

Future minimum payments on the notes payable are as follows:

                                      JUNE 30,
                                          2003                 $        44,474
                                          2004                          39,120
                                          2005                          39,120
                                          2006                         678,790
                                                                  -------------
                                          Total                $       801,504
                                                                  =============


NOTE 10 - SMALL BUSINESS ADMINISTRATION LOAN

On April 29, 1999, the Company entered into a loan agreement with the Small Business Administration in the amount of $1,276,000. The loan bears interest at the prime rate published in the Wall Street Journal plus 1.75%. The loan is collateralized by the Company's land and building. The loan is payable in monthly installments of principal and interest of $11,541, with the remaining principal and accrued interest due and payable 264 months from the date of the initial disbursement. During 2002, the Company renegotiated the loan to defer principal payments for a four-month period.

Principal balance at June 30, 2003                           $      1,263,125
Less:  current portion                                                  9,531
                                                                --------------
Total Long-term portion                                      $      1,253,594
                                                                ==============

              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 11 - SMALL BUSINESS ADMINISTRATION LOAN

The Company suffered an economic hardship as a result of the September 11, 2001 disaster. Therefore it applied to the SBA for a disaster relief loan. The $40,125 initial payment was used to purchase raw materials during December 2001. The balance of $368,975 was received in 2002. Payments and interest will be deferred for a two-year period starting December 2004. The loan is payable in monthly installments of principal and interest of $3,287 with the remaining principal and accrued interest due and payable 15 years at an interest rate of 4% per annum.

Future minimum payments on the small business loan from SBA are as follows:

JUNE 30,
2003                                                $              -
2004                                                           2,272
2005                                                          27,273
2006                                                          28,151
2007                                                          28,996
Thereafter                                                   322,408
                                                       --------------
                                                    $        409,100
                                                       ==============







              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003



NOTE 12 - SUPPLEMENTAL DISCLOSURE ON CASH FLOW INFORMATION:

Cash paid during the year for:

                                    Interest               $    275,297
                                    Income taxes                  5,893





NOTE 13 - CONCENTRATIONS OF CREDIT RISK:

The Company is subject to credit risk on its trade receivables. In the normal course of business, the Company extends credit, on open account, to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and provides reserves for accounts doubtful of collection.

NOTE 14 - SALE OF CAPITAL STOCK:

During 2002, the Company negotiated with some of its vendors and issued an additional 7,917 shares of stock at $12 per share thereby reducing the balances owed to the vendors. Also the Company purchased back from various vendors 4,851 shares at $12 per share.






              See accountants' review report and accompanying notes

                        ANSCOTT CHEMICAL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 16 - EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) plan covering substantially all of its employees. The Company has the option of making an annual discretionary contribution and can also match each employee's contribution to the plan up to a predetermined limit. For the years ended December 31, 2002 and 2001, the Company has elected not to contribute to the plan.












              See accountants' review report and accompanying notes

                            ANSCOTT INDUSTRIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Based on the Agreement and spin off of our assets, we adopted the business plan of Anscott Industries, Inc. Therefore, currently our principal activity is to manufacture and sell specialty chemicals, cleaning agents, odor eliminators, repellents, treatments, purification and decontamination processes for the commercial laundry and cleaning industries. Our business is conducted through three segments: chemical & Additive technology for cleaning and coatings of textiles; filtration & equipment that extends the life traditional cleaning chemicals through a recycling process; commercialization venture leveraging aerospace technology and distribution in order to move from laboratory to commercial products quickly, extending the company's knowledge to deliver solutions to protect people, property and the environment. We have our operations in New Jersey, California and Quebec. We sell to over 150 distributors and 5,000 end-users worldwide. Chemicals & Additives products accounted for 78% of Anscott Industries, Inc. (subsidiary) 2002 revenues; Filtration & Equipment, 20%; Commercialization, 2%.

We were established in 1960 and a manufacturer servicing the garment services industry. We manufacture chemicals and disposable filters that clean textiles professionally. We sell our products and services to over 5,000 professional cleaners today.

Our joint venture with Itochu Aviation, named Global Technologies, is the exclusive licensee of Raytheon Systems Company (formally HUGHES AIRCRAFT) for the DryWash Process. The Dry Wash Process has been sub-licensed to some of the industries largest chemical, machine and carbon dioxide manufacturers. DryWash cleaning process replaces "PERC", a probable carcinogen and hazardous material by utilizing liquid carbon dioxide and aerospace technology. DryWash has an opportunity to revolutionize the garment services industry by providing a low cost alternative without toxic chemicals such as perchloroethylene (perc) or petroleum.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues for the three months ended June 30, 2003 were $1,113,595 as compared to $685,892 for the three months ended June 30, 2002. The increases in the revenues were due to the merger.

Cost of sales for the three months ended June 30, 2003 were $343,236 as compared to $335,817 for the three months ended June 30, 2002. As of percentage of sales, cost of sales decreased 18% for 2003. This was due to the merger.

General and administrative expenses were $382,737 for the three months ended June 30, 2002 as compared to $262,853 for the three months ended June 30, 2003. As of percentage of sales, general and administrative expenses decreased from 56% for 2002 to 24% for 2003. The increase was primarily due to the merger.

For the three months ended June 30, 2003, we incurred a net operating loss of $128,868 compared to a net operating loss of $60,989 for the three months ended June 30, 2002. The net loss resulted primarily from the merger.

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

Cash provided by operating activities during the three months ended June 30, 2003 declined by $8,922 primarily the result of increases in accounts receivable in the amount of $56,309 and a decrease in accrued liabilities and accrued expenses of $113,773.

Cash provided by operating activities during the three months ended June 30, 2002 amounted to $8,922, primarily the result of increases in accounts receivables and inventory of $56,309 and $(86,546) respectively.

PLAN OF OPERATIONS FOR FISCAL YEAR 2003

We anticipate that as sales increase we will achieve profitability during fiscal year 2003. Future activities will be directed towards expanding existing markets for our products and penetrating new markets. We have our operations in New Jersey, California and Quebec. We sell to over 150 distributors and 5,000 end-users worldwide. During this year we are in the process of expanding our service coverage and technology that is expected to double our customer base to ten (10,000) thousand within two (2) years.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
      Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.                                None.  To the best of our
                                                            knowledge  there is no
                                                            litigation  current or pending
                                                            against us.

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 On April 29, 2003 we filed an 8K
                                                            based on a change in control and
                                                            management and on July 3, 2003
                                                            we filed an amendment to this
                                                            8K.

                                                            On May 9, 2003 we filed an 8K based on
                                                            the resignation of Semple & Cooper, LLP
                                                            as our the independent auditors. On May
                                                            27, 2003 we filed another 8K based on
                                                            such resignation and on July 15, 2003 we
                                                            filed an amendment to the 8K appointing
                                                            Sellers & Associates, LLC as our
                                                            independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 2, 2003.


                            ANSCOTT INDUSTRIES, INC.

Date: September 2, 2003       By: /s/  Jack Belluscio
                             -------------------------
                             Jack Belluscio
                             Chairman and President

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jack Belluscio certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Anscott Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: September 2, 2003

/s/ Jack Belluscio
-------------------------
Jack Belluscio
President, Chief Executive Officer
and Chief Financial Officer

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     IN CONNECTION WITH THE ACCOMPANYING QUARTELRY REPORT ON FORM 10-QSB OF ANSCOTT INDUSTRIES, INC. FOR THE PERIOD ENDED JUNE 30, 2003, JACK BELLUSCIO, PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF ANSCOTT INDUSTRIES, INC. HEREBY CERTIFY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, TO THE BEST OF MY KNOWLEDGE AND BELIEF, THAT:

1. Such Annual Report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-qSB for the period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Anscott Industries, Inc.

                                 ANSCOTT INDUSTRIES, INC.


                                 By:  /s/ Jack Belluscio
                                      Jack Belluscio
                                      Principal  Executive Officer and
                                      Principal  Financial  Officer

Dated: September 2, 2003