Form 10QSB
period 2003-09-30
ANSCOTT INDUSTRIES INC
filed 2003-11-14
CIK 1047733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2003: 45,685,806 shares of common stock outstanding, $0.0001 par value.

                            ANSCOTT INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX


                                                                        Page
                                                                        ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheets                             1
                Liabilities and Stockholders' Equity                    2
                Consolidated Statements of Income                       3
                Consolidated Statements of Stockholders' Equity         4
                Consolidated Statements of Cash Flows                   5
                Notes to Financial Statements                           6
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


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2004. The financial statements are presented on the accrual basis.

                            Anscott Industries, Inc.

                   Index to Consolidated Financial Statements


                                                                          PAGE
                                                                          ----

Consolidated Balance Sheets ................................................2

Consolidated Statements of Income ..........................................3

Consolidated Statements of Stockholders' Equity ............................4

Consolidated Statements of Cash Flows ......................................5

Notes to Consolidated Financial Statements .................................6

ACCOUNTANTS' REVIEW REPORT

To The Board of Directors
Anscott Industries, Inc.
Wayne, NJ


We have reviewed the accompanying consolidated balance sheet of Anscott Industries, Inc. as of September 30, 2003 and the related statements of operations, stockholders' deficit and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Anscott Industries, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules I, II and III is presented only for supplementary analysis purposes. Such information has not been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, but was compiled from the information that is the representation of management without audit or review. Accordingly, we do not express an opinion or any other form of assurance on the supplementary information.


Dischino & Associates, P.C.
Certified Public Accountants

October 23, 2003

                      ANSCOTT INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2003


                               ASSETS


CURRENT ASSETS
  Cash                                  $                        229
  Accounts receivable net of
  allowance for bad debts
     of $23,400                                              671,676
  Inventories                                                525,014
  Prepaid expenses and other current  assets                  55,684
                                         ----------------------------
TOTAL CURRENT ASSETS                                       1,252,603

PROPERTY AND EQUIPMENT, NET                                  970,080

OTHER ASSETS:
  Intangible assets, net                                     459,477
  Security deposits                                           13,852
  Investment in Caled Signal
  Products Canada Ltd.                                       332,234
  Investment in Global Technologies,
  L.L.C. 188,617 Deferred income taxes                        34,291
                                         ----------------------------
TOTAL OTHER ASSETS                                         1,028,471
                                         ----------------------------

TOTAL ASSETS                            $                  3,251,154
                                         ============================



   The accompanying notes are an integral part of these financial statements.

                         ANSCOTT INDUSTRIES, INC
                       CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 2003


                  LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Notes payable, current portion                   $                39,230
 Line of credit                                                   727,740
 Small business loans, current portion                              9,531
 Accounts payable                                                 863,583
 Payroll taxes payable                                            696,045
 Trade notes payable, current portion                             127,472
 Accrued expenses                                                 250,176
                                                   -----------------------

TOTAL CURRENT LIABILITIES                                       2,713,777

LONG-TERM LIABILITIES
 Notes payable, net of current portion                             39,125
 Trade notes payable, net of current portion                      136,155
 Small business loans, net of current portion                   1,662,694
 Loan payable                                                     149,451
 Deferred income tax payable                                       16,544
                                                   -----------------------

TOTAL LONG-TERM LIABILITIES                                     2,003,969
                                                   -----------------------

TOTAL LIABILITIES                                               4,717,746

STOCKHOLDERS' DEFICIT:
 Common stock, authorized 1,000,000 shares;
 $1.00 par value; issued
  and outstanding 141,415 shares                                  724,135
 Additional paid-in capital                                       305,056
 Accumulated deficit                                          (2,528,276)
 Accumulated other comprehensive income                            32,493
                                                   -----------------------
TOTAL STOCKHOLDERS' DEFICIT                                   (1,466,592)
                                                   -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $             3,251,154
                                                   =======================

   The accompanying notes are an integral part of these financial statements.



                            ANSCOTT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS             SIX MONTHS
                                               ENDED                   ENDED
                                           SEPTEMBER 30, 2003    SEPTEMBER 30, 2003
                                         --------------------    -------------------



SALES                                   $        1,118,244$         2,231,838

COST OF GOODS SOLD                                 683,562          1,328,332
                                         ------------------  -------------------

GROSS PROFIT                                       434,682            903,506

SELLING EXPENSES                                 (369,834)          (713,071)

GENERAL AND ADMINISTRATIVE EXPENSES              (299,429)          (562,287)
                                         -------------------------------------

LOSS FROM OPERATIONS                             (234,581)          (371,852)
                                         -------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                 (38,914)           (92,255)
 Equity in earnings of Caled Signal
 Products Canada Ltd.                               23,801             34,204
 Forgiveness of debt                                 1,111             32,431
 Rental income/H.D. Realty                          42,225             84,582
                                         -------------------------------------
TOTAL OTHER INCOME (EXPENSE)                        28,223             58,962
                                         -------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (206,358)          (312,890)

INCOME TAX EXPENSE                                   1,014              1,014
                                         -------------------------------------

NET LOSS                                $        (207,372)$         (313,904)
                                         =====================================

   The accompanying notes are an integral part of these financial statements.




                                 ANSCOTT INDUSTRIES, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                Accumulated
                                    Additional                     Other
                          Common     Paid in     Accumulated   Comprehensive
                           Stock     Capital       Deficit         Income          Total
                         ---------- ----------- ------------  ---------------   ----------------
BALANCE,
MARCH 31, 2003          $  724,135 $   305,056 $  (2,203,968)$    22,090$           (1,152,687)

NET LOSS                                            (116,936)                         (116,936)

                         ---------- ----------- -------------- --------------   ----------------

BALANCE,
JUNE 30, 2003              724,135     305,056    (2,320,904)           22,090     (1,269,623)

NET LOSS                                            (207,372)           10,403       (196,969)

                         ---------- ----------- -------------- ---------------  ---------------

BALANCE,
SEPTEMBER 30, 2003      $  724,135 $   305,056 $  (2,528,276)   $       32,493   $ (1,466,592)
                         ========== =========== ============== ================ ==============



   The accompanying notes are an integral part of these financial statements.





                                      ANSCOTT INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          THREE MONTHS             SIX MONTHS
                                                             ENDED                    ENDED
                                                       SEPTEMBER 30, 2003      SEPTEMBER 30, 2003
                                                     ------------------------ ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $              (207,372    )$           (313,904)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation and amortization                                        86,619                 143,446
 Income from investments accounted for on the
 equity method                                                        10,403                  -
 (Increase) decrease in:
  Accounts receivable                                               (24,160)                  70,345
  Inventories                                                         21,351                (65,195)
  Prepaid expenses and other current assets                           11,973                  13,239
  Investment in Caled Signal Products Canada Ltd.                   (34,204)                (34,204)
 Increase (decrease) in:
   Accounts payable                                                  77,886                  (9,744)
   Accrued expenses                                                  14,919                  134,280
   Payroll taxes payable                                             72,596                  152,678
   State income taxes payable                                         1,014                    1,014
                                                     ------------------------- -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             31,025                  91,955
CASH
FLOWS
FROM
FINANCING
ACTIVITIES:
                                                     -------------------------- ----------------------
 Net borrowings on line of credit                                     19,616                  20,431
 Principal repayments on long term debt                             (35,616)                (87,625)
                                                     -------------------------- ----------------------
NET                                                                 (31,025)                 (92,000)
CASH
USED
BY
FINANCING
ACTIVITIES
                                                     -------------------------- ----------------------


NET INCREASE (DECREASE) IN CASH                                           -                      (45)

CASH, BEGINNING OF PERIOD                                                229                     274
                                                     -------------------------- ----------------------
                                                    $
CASH, END OF PERIOD                                                      229$                    229
                                                     ========================== ======================

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
 Interest                                          $                  38,914$                 92,255
                                                     ========================== ======================


   The accompanying notes are an integral part of these financial statements.





                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

Anscott Chemical Industries, Inc. was incorporated in the State of New Jersey on January 21, 1960. The Company is engaged in the business of manufacturing and distribution of specialty chemicals and filtration products.

On April 15, 2003, pursuant to a Stock Purchase Agreement and Share Exchange between Liquidix, Inc., AFS Seals, Inc. and Anscott Chemical Industries, Inc, Liquidix, Inc., acquired all of the shares of Anscott in consideration for the issuance of a total of 45,0000,000 shares of Liquidix common stock to Anscott and the transfer of all of Liquidix current assets and liabilities to AFS Seals, Inc. Pursuant to the Agreement, Anscott became a wholly owned subsidiary and AFS Seals filed articles of amendment in the state of Florida changing its name to Anscott Industries, Inc. The Company maintains its principal offices at 26 Hanes Drive, Wayne, New Jersey 07470.

The Company sells cleaning chemicals and filters primarily to customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. Credit losses, when realized, have been within the range of the Company's expectations and, historically have not been significant.

Basis of Accounting
-------------------
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, using the accrual method. Revenues are recorded in the period they are earned and expenses are recorded in the period they are incurred.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, H.D. Realty Corp. and Anscott of Canada, Inc. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENED SEPTEMBER 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the consolidated financial statements. Total comprehensive income is presented on the Consolidated Statements of Changes in Stockholders' Deficit.

Inventory
---------
Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using both straight-line and accelerated methods. Repairs and maintenance are charged to operations in the period incurred. The estimated useful lives used in computing depreciation are:

        Warehouse Equipment                                      5-7 years
        Office Furniture, Laboratory and Sales Equipment         5-7 years
        Leasehold improvements                                  31.5 years
        Building                                                31.5 years
        Land

Intangible assets
-----------------
Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over the following periods: new product development costs, 5 years; start up costs, 5 years; loan origination and acquisition fees over the terms of related loans.

Income taxes
------------
Current income taxes are based on the current year's income, which is taxable for federal and state income tax reporting purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities primarily result from differences in the basis of property and equipment, allowance for doubtful accounts, net operating loss carry forwards and investments accounted for under the equity method.

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003


NOTE 2 - INVENTORIES:

Inventories at September 30, 2003:

        Raw materials                    $  108,605
        Work in process                      33,613
        Finished goods                      382,796
                                           ---------
          Total inventory                $  525,014
                                           =========


NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2003 consists of:

        Furniture & equipment            $ 605,204
        Leasehold improvements             324,884
        Land and building                1,308,099
                                         ---------
                                         2,238,187
        Less: accumulated depreciation  (1,268,107)
                                         ---------
          Property and equipment, net    $ 970,080
                                         =========


NOTE 4 - INTANGIBLE ASSETS

Intangible assets at September 30, 2003:

        New product development costs
        Joint venture start-up costs      $    959,892
                                             1,135,411
        Mortgage acquisition costs              64,224
                                             ---------
                                             2,159,527
        Less: accumulated amortization      (1,700,050)
                                             ---------
             Total                        $    459,477
                                            ==========

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003


NOTE 5 - INVESTMENT IN CALED SIGNAL PRODUCTS CANADA LTD.:

Anscott of Canada, Inc., a wholly owned consolidated subsidiary, has a 50% ownership interest in Caled Signal, which is carried on the equity method.

        Balance of equity-September 30, 2003   $ 332,234
                                                 =========


NOTE 6 - INVESTMENT IN GLOBAL TECHNOLOGIES, L.L.C.:

Global Technologies, L.L.C. ("Global") is a 50% owned limited liability company, which is accounted for using the equity method. The Company was started during 1995 to produce and market a new dry cleaning system called "Dry Wash."

        Balance of equity - September 30,  2003  $ 188,617

                                                 =========


NOTE 7 - TRADE NOTES PAYABLE:

The Company has refinanced several trade payables and renegotiated prior outstanding trade notes payable into long-term trade notes payable as follows:

Balance at September 30, 2003 -                                   $  263,627
                                                                     -------
Several trade payables were refinanced and prior outstanding trade notes payable were renegotiated into long-term trade notes payable due in varying monthly installments, including interest at varying rates ranging from 6.25% to 12% at various maturity dates extending into 2005.

Total                                                             $  263,627
Less:  current portion                                               127,472
                                                                     -------
Total long-term portion                                           $  136,155
                                                                     =======

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003


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

Advances under the credit line are based on 85% of eligible accounts receivable plus the lessor of 50% of eligible inventory or $300,000. Borrowings under the credit line may not exceed $1,300,000. The balance on the credit line at September 30, 2003 is $727,740. The credit line bears interest at 10%.


NOTE 9 - NOTES PAYABLE:

Balance at September 30, 2003 -                                  $ 78,250
                                                                   -------
During September 2000, the Company obtained an equipment loan, which is linked to the revolving line of credit (Note 8). The proceeds were used to pay off the two prior term loans and part of the previous revolving line of credit. The loan is payable in monthly installments of $3,260 plus interest with the balance payable in five years.

     Total                                                       $ 78,250

Less:  current portion                                             39,125
                                                                   -------

Total long-term portion                                          $ 39,125
                                                                   =======

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

NOTE 9 - NOTES PAYABLE (CONT'D):

Future minimum payments on the notes payable are as follows:

                      September 30,
                        2003                    $   39,125
                        2004                        39,125
                                                  ---------
                        Total                   $   78,250
                                                  =========

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

Principal   balance  at  September  30, 2003    $ 1,263,125

Less:  current portion                                9,531
                                                  ---------
Total Long-term portion                         $ 1,253,594
                                                  =========

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

Future minimum payments on the small business loan from SBA are as follows:


               September 30,
               2003                                $        -
               2004                                     2,272
               2005                                    27,273
               2006                                    28,151
               2007                                    28,996
               Thereafter                             322,408
                                                     ---------
                                                   $  409,100
                                                     =========

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

NOTE 12 - CONCENTRATIONS OF CREDIT RISK:

The Company is subject to credit risk on its trade receivables. In the normal course of business, the Company extends credit, on open account, to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and provides reserves for accounts doubtful of collection.

NOTE 13 - SALE OF CAPITAL STOCK:

During 2002, the Company negotiated with some of its vendors and issued an additional 7,917 shares of stock at $12 per share thereby reducing the balances owed to the vendors. Also the Company purchased back from various vendors 4,851 shares at $12 per share.

NOTE 14 - EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) plan covering substantially all of its employees. The Company has the option of making an annual discretionary contribution and can also match each employee's contribution to the plan up to a predetermined limit. For the period ended September 30, 2003, the Company has elected not to contribute to the plan.

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

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the six months ended September 30, 2003 were $2,231,838 as compared to $1,410,982 for the six months ended September 30, 2002. The increases in the revenues were due to the merger.

Cost of sales for the six months ended September 30, 2003 were $1,328,332 as compared to $778,742 for the six months ended September 30, 2002. As of percentage of sales, cost of sales increased 5 % for 2003. This was due to the merger.

General and administrative expenses were $1,141,588 for the six months ended September 30, 2002 as compared to $562,287 for the six months ended September 30, 2003. As of percentage of sales, general and administrative expenses decreased from 40% for 2002 to 26% for 2003. The decrease was primarily due the merger.

For the six months ended September 30, 2003, we incurred a net operating loss of $313,904 compared to a net operating loss of $599,410 for the six months ended September 30, 2002. The net loss resulted primarily from the high cost of capital.

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

Cash provided by operating activities during the six months ended September 30, 2003 amounted to 91,955 primarily the result of decreases in accounts receivable in the amount of $70,345 and an increase in accrued liabilities and accrued expenses of $124,536.

Cash provided by operating activities during the six months ended September 30, 2002 amounted to $34,428, primarily the result of decrease in accounts receivables and inventory of $47,591 and $49,702 respectively.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 12, 2003.


                             ANSCOTT INDUSTRIES, INC.

Date:  November 12, 2003     By: /s/  Jack Belluscio
                             -------------------------
                             Jack Belluscio
                             Chairman and President

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


Dated: November 12, 2003

/s/ Jack Belluscio
-------------------------
Jack Belluscio
President, Chief Executive Officer
and Chief Financial Officer

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     IN CONNECTION WITH THE ACCOMPANYING QUARTELRY REPORT ON FORM 10-QSB OF ANSCOTT INDUSTRIES, INC. FOR THE PERIOD ENDED SEPTEMBER 30, 2003, JACK BELLUSCIO, PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF ANSCOTT INDUSTRIES, INC. HEREBY CERTIFY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, TO THE BEST OF MY KNOWLEDGE AND BELIEF, THAT:

1. Such Annual Report on Form 10-QSB for the period ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-QSB for the period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Anscott Industries, Inc.

                                 ANSCOTT INDUSTRIES, INC.


                                 By:  /s/ Jack Belluscio
                                      ------------------
                                     Jack Belluscio
                                     Principal Executive Officer and
                                     Principal Financial Officer

Dated: November 12, 2003