Form 10QSB
period 2003-12-31
ANSCOTT INDUSTRIES INC
filed 2004-02-11
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 2004: 54,778,955 shares of common stock outstanding, $0.0001 par value.

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


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of results that may be expected for the year ending March 31, 2004. The financial statements are presented on the accrual basis.

                            Anscott Industries, Inc.

                   Index to Consolidated Financial Statements


                                                                            PAGE
                                                                            ----

Consolidated Balance Sheets ................................................   2

Consolidated Statements of Income ..........................................   3

Consolidated Statements of Stockholders' Equity ............................   4

Consolidated Statements of Cash Flows ......................................   5

Notes to Consolidated Financial Statements .................................   6

ACCOUNTANTS' REVIEW REPORT


To The Board of Directors
Anscott Industries, Inc.
Wayne, New Jersey


We have reviewed the accompanying consolidated balance sheet of Anscott Industries, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Anscott Industries, Inc.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules I, II and III is presented only for supplementary analysis purposes. Such information has not been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, but were compiled from the information that is the representation of management without audit or review. Accordingly, we do not express an opinion or any other form of assurance on the supplementary information.


Dischino & Associates, P.C.
Certified Public Accountants

January 20, 2004

                            ANSCOTT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS
     Cash                                                        $81,560
     Accounts receivable net of allowance for bad debts
        of $23,400                                               758,751
     Inventories                                                 552,944
     Prepaid expenses and other current assets                    72,348
                                                              ----------
TOTAL CURRENT ASSETS                                           1,465,603

PROPERTY AND EQUIPMENT, NET                                    3,272,873

OTHER ASSETS:
     Intangible assets, net                                    1,269,414
     Security deposits                                            13,852
     Investment in Caled Signal Products Canada Ltd.             364,646
     Investment in Global Technologies, L.L.C                    188,617
     Deferred income taxes                                        34,291
                                                              ----------
TOTAL OTHER ASSETS                                             1,870,820
                                                              ----------

TOTAL ASSETS                                                  $6,609,296
                                                              ==========


   The accompanying notes are an integral part of these financial statements.

                             ANSCOTT INDUSTRIES, INC
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable, current portion                                                $39,229
     Line of credit                                                                649,649
     Small business loans, current portion                                           9,531
     Accounts payable                                                              701,826
     Payroll taxes payable                                                         705,765
     Trade notes payable, current portion                                           92,097
     Accrued expenses                                                              293,463
                                                                               -----------

TOTAL CURRENT LIABILITIES                                                                2,491,560

LONG-TERM LIABILITIES
     Notes payable, net of current portion                                                  29,344
     Trade notes payable, net of current portion                                            88,512
     Small business loans, net of current portion                                        1,662,694
     Loan payable                                                                          149,451
     Deferred income tax payable                                                            16,544
                                                                                       -----------

TOTAL LONG-TERM LIABILITIES                                                              1,946,545
                                                                                       -----------

TOTAL LIABILITIES                                                                        4,438,105

STOCKHOLDERS' EQUITY:
     Common stock, authorized 75,000,000 shares; $.001 par value; issued
        and outstanding 53,113,000 shares                                                   53,113
     Additional paid-in capital                                                          2,377,333
     Accumulated deficit                                                                  (310,620)
     Accumulated other comprehensive income                                                 51,365
                                                                                       -----------
TOTAL STOCKHOLDERS' EQUITY                                                               2,171,191
                                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $6,609,296
                                                                                       ===========


   The accompanying notes are an integral part of these financial statements.

                            ANSCOTT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS        NINE MONTHS
                                                                      ENDED               ENDED
                                                                DECEMBER 31, 2003   DECEMBER 31, 2003
                                                                -----------------   -----------------
SALES                                                               $1,197,334         $3,429,173

COST OF GOODS SOLD                                                     735,587          2,063,917
                                                                   -----------        -----------

GROSS PROFIT                                                           461,747          1,365,256

SELLING EXPENSES                                                      (385,069)        (1,098,142)

GENERAL AND ADMINISTRATIVE EXPENSES                                    (83,593)          (645,881)
                                                                   -----------        -----------

LOSS FROM OPERATIONS                                                    (6,915)          (378,767)
                                                                   -----------        -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (58,863)          (151,118)
     Equity in earnings of Caled Signal Products Canada Ltd.            31,090             54,891
     Forgiveness of debt                                                28,188             60,618
     Rental income/H.D. Realty                                          42,278            126,860
                                                                   -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                                            42,693             91,251
                                                                   -----------        -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                         35,778           (287,516)

INCOME TAX EXPENSE                                                          --              1,014
                                                                   -----------        -----------

NET INCOME (LOSS)                                                      $35,778          $(288,530)
                                                                   ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            ANSCOTT INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                                                                        Additional          Other
                                    Common             Paid in          Accumulated     Comprehensive
                                    Stock              Capital            Deficit           Income              Total
                                  -----------        -----------        -----------       -----------        -----------
BALANCE,
MARCH 31, 2003                       $724,135           $305,056        $(2,203,968)      $    22,090        $(1,152,687)

NET (LOSS)                                                                 (116,936)                            (116,936)
                                  -----------        -----------        -----------       -----------        -----------

BALANCE,
JUNE 30, 2003                         724,135            305,056         (2,320,904)           22,090        (1,269,623)

NET INCOME (LOSS)                                                          (207,372)           10,403           (196,969)
                                  -----------        -----------        -----------       -----------        -----------

BALANCE,
SEPTEMBER 30, 2003                    724,135            305,056         (2,528,276)           32,493        (1,466,592)

NET INCOME                                                                   35,778            18,872             54,650

STOCK ACQUISITION                    (722,449)         1,547,858           (102,286)                             723,123

REVALUATION OF FIXED ASSETS                                               2,284,164                            2,284,164

STOCK SOLD                             51,427            524,419                                                 575,846
                                  -----------        -----------        -----------       -----------        -----------

BALANCE,
DECEMBER 31, 2003                 $    53,113        $ 2,377,333        $  (310,620)      $    51,365        $ 2,171,191
                                  ===========        ===========        ===========       ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            ANSCOTT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS       NINE MONTHS
                                                                                          ENDED              ENDED
                                                                                    DECEMBER 31, 2003   DECEMBER 31, 2003
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $    35,778        $  (288,530)
     Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                       38,984             60,804
        Income from investments accounted for on the equity method                          18,872             29,275
        (Increase) decrease in:
           Accounts receivable                                                             (87,075)           (16,730)
           Inventories                                                                     (27,930)           (93,125)
           Prepaid expenses and other current assets                                       (16,664)            (3,425)
           Investment in Caled Signal Products Canada Ltd.                                 (32,412)           (66,616)
        Increase (decrease) in:
           Accounts payable                                                               (161,757)          (171,501)
           Accrued expenses                                                                 43,287            177,567
           Payroll taxes payable                                                             9,720            162,398
           State income taxes payable                                                           --              1,014
                                                                                       -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (179,197)          (208,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                              (13,000)           (17,278)
     Revaluation adjustment                                                               (102,279)          (102,279)
     Revaluation of fixed assets                                                          (854,557)          (728,653)
                                                                                       -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (969,836)          (848,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments on line of credit                                                (78,091)           (57,660)
     Proceeds from stock sale                                                              575,845            575,846
     Revaluation of common stock                                                           825,409            825,409
     Principal repayments on notes payable                                                  (9,782)           (34,588)
     Principal repayments on long term debt                                                (83,017)          (170,642)
                                                                                       -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,230,364          1,138,365
                                                                                       -----------        -----------

NET INCREASE IN CASH                                                                        81,331             81,286

CASH, BEGINNING OF PERIOD                                                                      229                274
                                                                                       -----------        -----------

CASH, END OF PERIOD                                                                    $    81,560        $    81,560
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
     Interest                                                                          $    58,863        $   151,118


   The accompanying notes are an integral part of these financial statements.

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Anscott Chemical Industries, Inc. was incorporated in the State of New Jersey on January 21, 1960. The Company is engaged in the business of manufacturing and distribution of specialty chemicals and filtration products.

On April 15, 2003, pursuant to a Stock Purchase Agreement and Share Exchange between Liquidix, Inc., AFS Seals, Inc. and Anscott Chemical Industries, Inc, Liquidix, Inc., acquired all of the shares of Anscott shareholders in consideration for the issuance of a total of 45,0000,000 shares of Liquidix common stock to Anscott and the transfer of all of Liquidix current assets and liabilities to AFS Seals, Inc. Pursuant to the Agreement, Anscott became a wholly owned subsidiary and AFS Seals filed articles of amendment in the state of Florida changing its name to Anscott Industries, Inc. The Company maintains its principal offices at 26 Hanes Drive, Wayne, New Jersey 07470.

The fixed assets and stockholder's equity have been restated during the three month period, October 1, 2003 through December 31, 2003 to reflect the fair value of the assets at the time of acquisition.

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


                         See accountants' review report

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENED DECEMBER 31, 2003


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


          Warehouse Equipment                                           7 years
          Office Furniture, Laboratory and Sales Equipment              7 years
          Leasehold improvements                                       39 years
          Building                                                     39 years
          Land

INTANGIBLE ASSETS

Intangible assets at December 31, 2003:

          Goodwill                                               $     678,743
          Start-up costs                                               560,219
          Mortgage acquisition costs                                    45,584
                                                                  -------------
                                                                     1,284,546

          Less:  accumulated amortization                             (15,132)
                                                                  -------------
                  Total                                          $   1,269,414
                                                                  =============


Goodwill will be tested for impairment in the fourth quarter. Assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over the following periods: start up costs, 15 years; loan origination and acquisition fees over the terms of related loans, 20 years


                         See accountants' review report

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

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

NOTE 2 - INVENTORIES:

Inventories at December 31, 2003:

          Raw materials                                      $   149,533
          Work in process                                         33,612
          Finished goods                                         369,799
                                                              -----------
            Total inventory                                  $   552,944
                                                              ===========


NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 2003 consists of:

          Furniture & equipment                           $   170,762
          Leasehold improvements                               37,277
          Land and building                                 3,125,638
                                                          -----------
                                                            3,333,677

          Less:  accumulated depreciation                     (60,804)
                                                          -----------
              Property and equipment, net                 $ 3,272,873
                                                          ===========


                         See accountants' review report

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2003


NOTE 4 - INVESTMENT IN CALED SIGNAL PRODUCTS CANADA LTD.:

Anscott of Canada, Inc., a wholly owned consolidated subsidiary, has a 50% ownership interest in Caled Signal, which is carried on the equity method.

             Balance of equity-December 31, 2003                                 $  364,646
                                                                                  ===========


NOTE 5 - INVESTMENT IN GLOBAL TECHNOLOGIES, L.L.C.:

Global Technologies, L.L.C. ("Global") is a 50% owned limited liability company, which is accounted for using the equity method. The Company was started during 1995 to produce and market a new dry cleaning system called "Dry Wash."

             Balance of equity - December 31, 2003                               $  188,617
                                                                                  ===========

NOTE 6 - TRADE NOTES PAYABLE:

The Company has refinanced several trade payables and renegotiated prior outstanding trade notes payable into long-term trade notes payable as follows:

Balance at December 31, 2003 -                                                     $      180,609
                                                                                       -----------

Several trade payables were refinanced and prior outstanding trade notes payable were renegotiated into long-term trade notes payable due in varying monthly installments, at various maturity dates extending into 2005.

Total                                                                              $      180,609
Less:  current portion                                                                     92,097
                                                                                       -----------
Total long-term portion                                                            $       88,512
                                                                                       ===========

                         See accountants' review report

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2003


NOTE 7 - LINE OF CREDIT:

During September 2000, the Company obtained a revolving line of credit with a financial institution. The credit line is initially available for a 2-year term commencing on September 10, 2000 and ending September 2002.
The proceeds were used to pay off prior existing line of credit and some of the existing debt.

Advances under the credit line are based on 85% of eligible accounts receivable plus the lessor of 50% of eligible inventory or $300,000. Borrowings under the credit line may not exceed $1,300,000. The balance on the credit line at December 31, 2003 is $649,649. The credit line bears interest at 10%.

NOTE 8 - NOTES PAYABLE:


Balance at December 31, 2003 -                                                      $  68,573
                                                                                     ---------
During September 2000, the Company obtained an equipment loan, which is linked to the revolving line of credit (Note 7). The loan is payable in monthly installments of $3,260 plus interest with the balance payable in five years.

     Total                                                                          $  68,573

Less:  current portion                                                                 39,229
                                                                                     ---------

Total long-term portion                                                             $  29,344
                                                                                     =========

                         See accountants' review report

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2003


NOTE 8 - NOTES PAYABLE (CONT'D):

Future minimum payments on the notes payable are as follows:

            DECEMBER 31,

                2004                                     $   39,120
                2005                                         29,453
                                                          ----------
                Total                                    $   68,573
                                                          ==========


NOTE 9 - SMALL BUSINESS ADMINISTRATION LOAN

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

Principal balance at December 31, 2003                       $  1,263,125
Less:  current portion                                              9,531
                                                              ------------
Total Long-term portion                                      $  1,253,594
                                                              ============


                         See accountants' review report

                            ANSCOTT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2003


NOTE 10 - SMALL BUSINESS ADMINISTRATION LOAN

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

Future minimum payments on the small business loan from SBA are as follows:


               DECEMBER 31,
               ------------
                  2003                                $      --
                  2004                                    2,272
                  2005                                   27,273
                  2006                                   28,151
                  2007                                   28,996
                  Thereafter                            322,408
                                                       ---------
                                                      $ 409,100
                                                       =========


NOTE 11 - CONCENTRATIONS OF CREDIT RISK:

The Company is subject to credit risk on its trade receivables. In the normal course of business, the Company extends credit, on open account, to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and provides reserves for accounts doubtful of collection.


NOTE 12 - EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) plan covering substantially all of its employees. The Company has the option of making an annual discretionary contribution and can also match each employee's contribution to the plan up to a predetermined limit. For the period ended December 31, 2003, the Company has elected not to contribute to the plan.


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

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

Revenues for the nine months ended December 31, 2003 were $3,429,173 as compared to $1,980,628 for the nine months ended December 31, 2002. The increases in the revenues were due to the merger.

Cost of sales for the nine months ended December 31, 2003 were $2,063,917 as compared to $1,105,398 for the nine months ended December 31, 2002. This was due to the merger.

General and administrative expenses were $1,394,108 for the nine months ended December 31, 2002 as compared to $645,881 for the nine months ended December 31, 2003. The decrease was primarily due the merger.

For the nine months ended December 31, 2003, we incurred a net operating loss of $378,767 compared to a net operating loss of $633,598 for the nine months ended December 31, 2002. The net loss resulted primarily from the high cost of capital.

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

Cash provided by operating activities during the nine months ended December 31, 2003 amounted to $81,286 primarily the result of current operations and the sale of equity.

Cash provided by financing activities during the nine months ended December 31, 2002 amounted to $83,525, related primarily to the repayment of notes payable.

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

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 14, 2004.



                             ANSCOTT INDUSTRIES, INC.


Date:  February 14, 2004     By: /s/  Jack Belluscio
                             -------------------------
                             Jack Belluscio
                             Chairman and President

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


Dated: February 14, 2004

/s/ Jack Belluscio
-------------------------
Jack Belluscio
President, Chief Executive Officer
and Chief Financial Officer

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


     IN CONNECTION WITH THE ACCOMPANYING QUARTELRY REPORT ON FORM 10-QSB OF ANSCOTT INDUSTRIES, INC. FOR THE PERIOD ENDED DECEMBER 31, 2003, JACK BELLUSCIO, PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF ANSCOTT INDUSTRIES, INC. HEREBY CERTIFY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, TO THE BEST OF MY KNOWLEDGE AND BELIEF, THAT:

1. Such Annual Report on Form 10-QSB for the period ended December 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-QSB for the period ended December 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Anscott Industries, Inc.


                                 ANSCOTT INDUSTRIES, INC.


                                 By:  /s/ Jack Belluscio
                                     ------------------------------
                                        Jack Belluscio
                                     Principal Executive Officer and
                                     Principal Financial Officer


Dated: February 14, 2003