Form 10KSB/A
period 2003-03-31
ANSCOTT INDUSTRIES INC
filed 2004-06-17
CIK 1047733

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

On April 15, 2003, pursuant to a Stock Purchase Agreement and Share Exchange between us AFS Seals, Inc and Anscott Industries, Inc., we acquired all of the shares of Anscott from the Anscott shareholders in consideration for the issuance of a total of 45,000,000 shares of our common stock to the Anscott board of directors and the transfer of all of our current assets and liabilities to AFS. Pursuant to the Agreement, Anscott became a wholly owned subsidiary of the Company and we filed articles of amendment in the state of Florida changing our name to Anscott Industries, Inc. We maintain our principal offices at 26 Haynes Drive, Wayne, New Jersey 07470 and our telephone number is (973)696-7575.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.


We changed accountants on February 16, 2004 from Sellers & Anderson, LLC to our current accountants, Madsen & Associates, CPA's Inc.

Section 102 of the Sarbanes-Oxley Act of 2002 makes it unlawful after October 22, 2003 for any person that is not a registered public accounting firm (i.e., registered with the PCAOB) to prepare or issue, or to participate in the preparation or issuance of any report with respect to an issuer. Sellers & Anderson, LLC is not registered with the PCAOB, but issued a draft audit opinion dated July 11, 2003 that was incorporated into our original Form 10-K, dated July 14, 2003. Although registration with PCAOB was not required for public accounting firms on the filing date of the Form 10-K, the accountant labeled the financial statements as a "draft". Therefore, we have had our new accountants, Madsen & Associates, CPA's Inc. re-audit the financial statements in this Amendment No. 1 to Form 10-K.

At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Business of Issuer.

Based on the Agreement and spin off of our assets, we adopted the business plan of Anscott Industries, Inc. Therefore, currently our principal activity is to manufacture and sell specialty chemicals, cleaning agents, odor eliminators, water and stain repellents, treatments, purification and decontamination processes for the commercial laundry and cleaning industries. Our business is conducted through three segments: chemical & additive technology for cleaning and coatings of textiles; filtration & equipment that extends the life traditional cleaning chemicals through a recycling process; commercialization venture leveraging aerospace technology and distribution in order to move from laboratory to commercial products quickly, extending the company's knowledge to deliver solutions to protect people, property and the environment. We have our operations in New Jersey and Quebec. We sell to over 100 distributors and 4,000 end-users worldwide. Chemicals & Additives products accounted for 80% of Anscott Industries, Inc. (subsidiary) 2002 revenues; Filtration & Equipment, 20%; Commercialization, 0%.

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

We sell our products and services through an established distribution network of local warehouses nationwide. We maintain a dedicated force of chemical technicians that provide service throughout the US and Canada. The following sets forth some of our products:

o Flame Fighter is an approved fire retardant that protects Drapes, Clothes and Textiles. It's perfect for Hotels, Office Buildings and Homes.

o XPel Fabric Protector is a barrier coating that protects against all sorts of fluids such as blood that carries HIV or Hepatitis, Formulated for Hospital Scrubs, Police Uniforms and Protective Gear for professionals.

o Smoke Out Odor Neutralizer removes all type of foul odors. It was specially formulated to remove Smoke, Pet and Musty Smells.

o Rx is the prescription to clean hard to remove Paint, Oil and Grease Stains. Professionally formulated to be safe and effective.

o NuTouch is an advanced Cleaning Detergent that is Better, Whitener and Softer than other products.

o    HyPur Filters Recycle Chemicals and Improve Cleaning Performance.

We manage the following three specific areas of business:

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

Tech Services has constructed a promotional site for new technology. The promotional site will be used to showcase different pieces of equipment. The site is located less than 30 min. from New York City and will also act as a training facility for distributors on a worldwide basis.

Employees

We currently employ a total of 32 full time and 8 part time employees in the following manner: 22 field technicians and 18 headquarters personnel. None of our employees are covered by a collective bargaining agreement and we believe we have good relations with our employees.

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

Item 7. Financial Statements and Supplementary Data

The financial statements of the Company, together with the report of auditors, are as follows:


                                 LIQUIDIX, INC.

                               TABLE OF CONTENTS




Independent Accountant's Report                                          F1
   Madsen & Associates, CPA's, Inc.

Independent Accountant's Report                                          F2
   Certified Public Accountans

Consolidated Balance Sheet                                               F3

Consolidated Statement of Operations                                     F4

Consolidated Statement of Changes in Stockholder's Equity                F5

Consolidated Statements of Cash Flows                                 F6-F7

Notes to Consolidated Statements                                     F8-F17

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Stockholders and Board of Directors of Liquidix, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Liquidix, Inc. and Subsidiary ("Liquidix, Inc.," or "the Company") for the year ended March 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liquidix, Inc. and Subsidiary as of March 31, 2003 and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Madsen & Associates, CPA's, Inc.

Madsen & Associates CPA's, Inc.
Certified Public Accountants

Murray, Utah
May 25, 2004


                                       F1

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Stockholders and Board of Directors of Liquidix, Inc. (formerly Learner's World, Inc.)
(A Subsidiary of Liquidics, Inc.)


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Liquidix, Inc. (formerly Learner's World, Inc.) (a Subsidiary of Liquidics, Inc.) for the year ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of Liquidix, Inc. (formerly Learner's World, Inc.) (a Subsidiary of Liquidics, Inc) for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


Certified Public Accountants

Phoenix, Arizona
July 1, 2002


                                       F2

                           LIQUIDIX, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003


                                     ASSETS


Current Assets
   Cash and cash equivalents                                                             $        96,521
   Accounts receivable                                                                           553,312
   Inventory                                                                                     411,036
                                                                                        -----------------

              Total Current Assets                                                             1,060,869
                                                                                        -----------------

Property and Equipment, net                                                                      182,814
                                                                                        -----------------

Other Assets
   Acquisition costs, net                                                                        192,346
   All other assets                                                                               16,500
                                                                                        -----------------

              Total Other Assets                                                                 208,846
                                                                                        -----------------

              Total Assets                                                               $     1,452,529
                                                                                        =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                                      $       678,738
   Notes payable                                                                                 587,446
   Accrued liabilities                                                                            35,642
   Allowance for contingencies                                                                    50,000
                                                                                        -----------------

              Total Current Liabilities                                                        1,351,826
                                                                                        -----------------

Minority interest                                                                                    566
                                                                                        -----------------


Stockholders' Equity
   Common stock - $.001 par value,   75,000, 000 shares authorized
   (684,269 Shares issued and outstanding)                                                           684
   Paid in Capital                                                                             3,543,648
   Accumulated (deficit)                                                                      (3,590,299)
   Foreign currency translation adjustment                                                       146,104
                                                                                        -----------------

              Total Stockholders' Equity                                                         100,137
                                                                                        -----------------

              Total Liabilities and Stockholders' Equity                                 $     1,452,529
                                                                                        =================



                  The Accompanying Notes are an Integral
               Part of the Consolidated Financial Statements

                                       F3

                          LIQUIDIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002

                                                                              2003                    2002
                                                                     ----------------------    ------------------
Sales                                                                     $      2,460,727        $    2,312,579

Cost of Sales                                                                    1,421,699             1,336,082
                                                                     ----------------------    ------------------

Gross Profit                                                                     1,039,028               976,497

General and Administrative Expenses                                              1,816,803             1,599,787
                                                                     ----------------------    ------------------

(Loss) from Operations                                                            (777,775)             (623,290)
                                                                     ----------------------    ------------------

Other Income (Expenses)
   Interest income                                                                     386                 1,121
   Interest expense                                                                (48,902)              (20,067)
   Impairment of license agreement                                                       -              (500,000)
   Provision for contingencies                                                     (50,000)                 -
                                                                     ----------------------    ------------------
Total Other Income (Expense)                                                       (98,516)             (518,946)

Minority Interest                                                                      876                 2,707
                                                                     ----------------------    ------------------

Net (Loss)                                                                $       (875,415)       $   (1,139,529)
                                                                     ======================    ==================


Basic and Diluted (Loss) per Common Share                                 $          (1.31)       $        (0.81)
                                                                     ======================    ==================

Weighted-Average Number of Common Shares Outstanding:
   Basic and Diluted                                                               668,223             1,411,082
                                                                     ======================    ==================




                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements


                                       F4

                          LIQUIDIX, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                   For the Years Ended March 31, 2003 and 2002
  ---------------------------------------------------------------------------

                                                                             Additional                 Cumulative       Total
                                                       Common Stock          Paid-In      Accumulated   Translation   Stockholders'
                                                  Shares       Amount        Capital        Deficit       Account        Equity
                                                 ---------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2001                        1,350,000   $     1,350   $ 2,031,523   $(1,575,355)  $    41,406   $   498,924

Merger with Learner's World, Inc. and
    recapitalization of equity                       5,000             5            (5)           --            --            --

Issuance of common stock for
    services                                       117,500           118       305,382            --            --       305,500


Capital contribution                                    --            --       903,014            --            --       903,014


Translation adjustment                                  --            --            --            --       (30,180)      (30,180)

Loss for the year ended March 31, 2002                  --            --            --    (1,139,529)           --    (1,139,529)
                                                 ---------   -----------   -----------   -----------   -----------   -----------


Balance at March 31, 2002                        1,472,500         1,473     3,239,914    (2,714,884)       11,226       537,729


Cancellation issued stock for non performance      (12,500)          (13)      (25,013)                                  (25,026)


Issuance of stock for conversion of debt            33,107            33        52,938                                    52,971


Stock issued for services                           13,750            13       274,987                                   275,000


Translation adjustment                                  --            --            --            --       134,878       134,878

Cancellation of treasury stock                    (822,588)         (822)          822                                        --


Loss for the period ended March 31, 2003
                                                        --            --            --      (875,415)           --      (875,415)
                                                 ---------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2003                          684,269   $       684   $ 3,543,648   $(3,590,299)  $   146,104   $   100,137
                                                 =========   ===========   ===========   ===========   ===========   ===========


                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                                       F5

                          LIQUIDIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002


                                                                                    2003                2002
                                                                              -----------------   -----------------

Cash flows from operating activities:
   Net Income (Loss)                                                               ($875,415)        ($1,139,529)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                    49,284             100,482
     Stock issued for services                                                       275,000             305,500
     Stock issued for debt                                                            52,971                   -
     Cancellation of issued stock for non performance                               (25,026)                   -
     Net assets acquired in acquisition                                                   -              155,154
     Impairment of license agreement                                                      -              500,000
     Minority Interest                                                                 (876)              (2,707)
Changes in Assets and Liabilities:
     Accounts receivable                                                            (114,335)            413,491
     Inventory                                                                        (4,722)            100,363
     Other assets                                                                     32,245              47,223
     Accounts payable                                                                128,951            (166,937)
     Accrued liabilities                                                            (231,737)            (60,826)
     Allowance for contingencies                                                      50,000                   -
                                                                              -----------------   -----------------

              Net cash provided (used) by operating activities                      (663,660)            252,214
                                                                              -----------------   -----------------

Cash flows from investing activities:
     Minority Interest                                                               (16,070)             20,219
     Purchase of fixed assets                                                       (138,388)             (6,498)
                                                                              -----------------   -----------------

              Net cash provided (used) by investing activities                      (154,458)             13,271
                                                                              -----------------   -----------------

Cash flows from financing activities:
     Repayment of capital lease                                                            -             (11,850)
     Proceeds from (repayment of) debt, net                                          334,071              (9,836)
                                                                              -----------------   -----------------

              Net cash provided (used) by financing activities                       334,071             (21,686)
                                                                              -----------------   -----------------

Effect of exchange rate changes on cash and intercompany
   accounts                                                                          134,878             (30,180)
                                                                              -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                (349,169)            214,069

Cash and cash equivalents at beginning of period                                     445,690             231,621
                                                                              -----------------   -----------------

Cash and cash equivalents at end of period                                          $ 96,521            $445,690
                                                                              =================   =================






                  The Accompanying Notes are an Integral
               Part of the Consolidated Financial Statements

                                       F6

                          LIQUIDIX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the Year Ended March 31, 2003 and 2002

                                                                                            2003                2002
                                                                                      -----------------   -----------------

Supplemental disclosure of cash flow information:

   Interest paid                                                                        $       48,902      $       20,067
                                                                                      =================   =================

   Income taxes paid                                                                    $            -      $            -
                                                                                      =================   =================

Non-cash investing and financing activities:

   Capital contribution                                                                              -      $      903,014
                                                                                      =================   =================

   Stock issued for services                                                            $      275,000      $      305,500
                                                                                      =================   =================

   Debt converted to stock                                                              $       52,971                   -
                                                                                      =================   =================

   Cancellation of issued stock for non performance                                     $       25,026                   -
                                                                                      =================   =================












                  The Accompanying Notes are an Integral
               Part of the Consolidated Financial Statements



                                       F7

                          LIQUIDIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 1
                        Nature of Operations and History
--------------------------------------------------------------------------------

Organization

Liquidix, Inc. (formerly Learner's World, Inc., and now known as Anscott Industries, Inc.) (the "Company") is a Florida corporation in the business of developing, manufacturing and marketing ferrofluids and products based on or derived from its ferrofluid technology. The Company sells its industrial products throughout the world.

Learner's World, Inc. ("LWI") was formed as a state of New York corporation on June 28, 1996. On August 15, 2001, the state of Domicile was changed to Florida by formation of a new entity and merger of the old company of the same name.

Effective September 26, 2001, LWI acquired one hundred percent (100%) of the outstanding common stock of Advanced Fluid Systems, Inc. ("AFS, Inc.") owned by its parent company, Liquidics, Inc. ("Liquidics"), which was approximately 93% of the total shares issued and outstanding. The transaction was accounted for as a recapitalization with Liquidics as the accounting acquirer in a reverse merger. The restricted common stock received by Liquidics, Inc. in LWI was then issued to the Shareholders of Liquidics , making these shareholders the majority owners of LWI. The Company has 75,000,000 common shares authorized at a par value of $.001 per share.

In conjunction with the merger, LWI changed its name to Liquidix, Inc

During the year ended March 31, 2003 the Company changed the par value of its common stock from a par value of $0.0001 to a par value of $0.001. On March 30, 2003 the Company approved a common stock consolidation for a reverse stock split of twenty (20) old shares for one (1) new share. Both of these changes are recognized retroactively in these financial statements to inception.

For the year ended March 31, 2003, the method of computing the foreign currency translation differences was changed to the simplified method whereas the presentation for the year ended March 31, 2002 was computed on a more complex method. Both methods are generally accepted methods of accounting. Refer to note "Change in Accounting Method."

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

Revenue Recognition

Revenues for sales of products and services are recognized when the related products are sold and shipped, or services are performed.

                                       F8

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

Cash and Cash Equivalents

For financial accounting purposes, cash equivalents include cash in banks and all highly liquid investments with an initial maturity of three months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of March 31, 2003 and 2002, a provision for uncollectible accounts receivable in the amounts of $ 22,181 and $25,016, respectively, had been established.

Inventory

Inventory consists primarily of raw materials and finished goods. Inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Reserves and writedowns are established against Company-owned inventory for excess, slow moving, and obsolete items where the estimated net realizable value is less than the carrying value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended March 31, 2003 and March 31, 2002 depreciation expense was $49,284 and $51,372 respectively.

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

                                       F9

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                               Note 2 (Continued)
   Summary of Significant Accounting Policies and Use of Estimates (Continued)
--------------------------------------------------------------------------------

Intangible Assets (Acquisition Costs)

The Financial Accounting Standards Board (FASB) issued FASB "Goodwill and Other
                                                             ------------------
Intangible Assets" effective for the fiscal years beginning after December 15,
-----------------
2001. According to this FASB, goodwill and other intangible assets should not be amortized. Instead, they should be reviewed for impairment at least annually and charged to earnings only when their recorded values exceed their implied fair value.

Acquisition costs represent costs incurred in relation to a Stock Purchase Agreement. Acquisition costs are amortized ratably over five (5) years through March 31, 2002. Amortization expense for the year ended March 31, 2002 is 49,110. For the year ended March 31, 2003 management evaluated acquisition costs and determined the implied fair value exceeds its recorded value; therefore, no adjustment was made.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the year ended March 31, 2002, the Company recorded impairment in relation to a licensing agreement in the amount of $500,000 as the fair market value of the agreement would be less than the carrying value of the long-lived asset.

For the year ended March 31, 2003, there were no additional impairments of long-lived assets belonging to the company or subsidiary as fair market value of the assets were determined by management to be greater than their book values.

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

Basic and Diluted (Loss) per Common Share

Basic (loss) per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic (loss) per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2003 and 2002 there are no common stock equivalents. A loss would make common stock equivalents anti-dilutive and would not be included anyway.

                                      F10

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                               Note 2 (Continued)
   Summary of Significant Accounting Policies and Use of Estimates (Continued)
--------------------------------------------------------------------------------

Foreign Currency Translation

Account balances and transactions denominated in foreign currencies and the accounts of the Company's foreign operations have been translated into United States funds, under a "simple" method of accounting for the year ended March 31, 2003 and under a "complex" method of accounting for the year ended March 31, 2002. This is a change in accounting method. Management determined the change is immaterial for reporting purposes; therefore, no restatement is made to the financial statements. Refer to the Note on "Change In Accounting Method. The net foreign currency translation adjustments for the years ended March 31, 2003 and for March 31, 2002 are an increase of $134,878 and a decrease of $30,180 respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). During the fiscal year ended March 31, 2002, the company did pay stock-Based compensation to employees. During the fiscal year ended March 31, 2003 there was no stock based compensation paid by the company under stock option plans.

Fair Value of Financial Instruments

Accounts receivable, notes receivable, accounts payable, notes payable, lease obligation and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

Advertising Costs

The Company's advertising costs are expensed when incurred. Advertising costs for the years ended March 31, 2003 and 2002 were not material in amount.

Reclassification and Restatements

Certain amounts in the year end March 31, 2002 have been reclassified or restated to conform to the current financial statement presentation.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

                                      F11

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 3
                                License Agreement
--------------------------------------------------------------------------------

The Company has an agreement that gives the right to process silicon wafers in a method that will reduce size, weight, and heat generation. The license will be amortized over the term of the license agreement. The agreement commenced February, 2000 and remains in full force and effect for a period of fifteen years from the date of execution. The agreement also provides for royalty payments to be made to the licensor based on the number of silicon wafers produced. As of March 31, 2002, the Company had yet to commence production of the product and determined that the technology related to the agreement had been superseded; therefore, impairment in the amount of $500,000, the full value of the license agreement, was recorded for the fiscal year ended March 31, 2002. As of March 31, 2003 nothing has been done with the license agreement and management is considering seeking remedies to recover all or part of the $500,000 investment paid by the company for the agreement.

--------------------------------------------------------------------------------
                                     Note 4
                             Property and Equipment
--------------------------------------------------------------------------------


Property and equipment as of March 31, 2003 and 2002 consists of the following:

                                                                     2003                   2002
                                                                     ----                   ----
Furniture and fixtures                                              19,305                 17,052
Machinery and equipment                                            369,348                297,115
Office equipment                                                    96,961                 47,480
Leasehold improvements                                              68,033                 49,817
                                                                  --------               --------
                                                                   553,647                411,464

(Less) accumulated depreciation                                   (370,833)              (317,754)
                                                                  --------               --------

                                                                  $182,814               $ 93,710
                                                                  ========               ========

--------------------------------------------------------------------------------
                                     Note 5
                          Concentration of Credit Risk
--------------------------------------------------------------------------------

The Company maintains cash balances at a London financial institution. As of March 31, 2003 and 2002, the Company had uninsured cash of approximately $93,907 and $228,000, respectively.

--------------------------------------------------------------------------------
                                     Note 6
                           Related Party Transactions
--------------------------------------------------------------------------------

Notes Payable

At March 31, 2003 the related party, including shareholders, notes payable, in the aggregate amount of $580,904, consist of various notes to shareholders, an officer and a related entity, with interest rates ranging from ten percent (10%) to ten and one-half percent (10.5%) per annum. The notes require payments of accrued interest and principal at maturity. Various notes, in the aggregate of $580,904 matured during the year ended March 31, 2003 and remain unpaid as of March 31, 2003. These notes are in default and are due on demand. Also see following Note 7 on convertible debt.

                                      F12

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 7
                                  Notes Payable
--------------------------------------------------------------------------------

Convertible Debt

In May, 2002, the Company issued a convertible note payable in the amount of $300,000. The convertible note payable accrues interest at eight percent (8%) per annum and matures May 9, 2004. The note is convertible into shares of common stock at sixty percent (60%) of the trading price prior to the conversion, or $0.73 per share, whichever is lower. The Company issued 37,650 common stock warrants with the convertible note payable. The warrants have an exercise price of the lesser of $0.73 or sixty percent (60%) of the trading price prior to the conversion and a term of five (5) years.

Pursuant to the convertible debt agreement, the Company has filed on Form SB-2 a registration statement with the Securities and Exchange Commission, registering 441,967 shares of common stock.

Concurrent with the filing of the Form SB-2, the Company has entered into a convertible note payable in the amount of $250,000. The terms of the agreement include the conversion of the debt into shares of common stock for the lesser of sixty percent (60%) of the trading price prior to conversion or $0.73.

The Registration Statement registered two hundred percent (200%) of the shares of common stock needed should the aggregate of $550,000 of convertible debt be converted.

During the year ended March 31, 2003 a total of $52,971 of this debt was converted into 33,107 shares of common stock of the corporation. The remaining debt was assumed by the transferee of all the Liquidix assets and liabilities subsequent to the balance sheet date. Kazi Management, to whom the Company owes the convertible debt, agreed to be paid $497,000, set aside the conversion option and warrants related to the debt, and agreed to the transferee payment of the debt. (See Note on Subsequent Events 11)

As of March 31, 2003 this convertible note payable is included in the amount due of $580,904 related party notes payable discussed in the Note "Related Party Transactions." The remaining $6,542 balance due for notes payable is for financing leases with an interest rate of approximately 12%. This gives a total notes payable of $587,446, all reported as current liabilities.

--------------------------------------------------------------------------------
                                     Note 8
                                  Income Taxes
--------------------------------------------------------------------------------

As of March 31, 2003 and 2002, deferred tax assets consist of the following:

                                            2003                      2002
                                     ------------------       -------------------
Net operating loss carryforwards       $       259,549            $      307,500
Less: valuation allowance                     (258,549)                 (307,500)
                                     ------------------       -------------------

Net deferred tax asset                 $          -               $         -
                                     ==================       ===================

At March 31, 2003 and 2002, the Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in the future.

At March 31, 2003 and 2002, the Company had federal net operating loss carry forwards in the approximate amount of $904,000 available to offset future taxable income through 2022.


                                      F13

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 8
                            Income Taxes (Continued)
--------------------------------------------------------------------------------

The deferred tax assets and net operating loss carry forwards exclude the activity of the Company's foreign operations.

Subsequent to March 31, 2003 the Company changed majority ownership and management. Management believes the Company has undergone an ownership change as defined in Section 382 of the internal Revenue Code. If this is the case, then the Company's tax net operating loss carry forwards as generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

--------------------------------------------------------------------------------
                                     Note 9
                          Commitments and Contingencies
--------------------------------------------------------------------------------

Office Lease Commitments

The Company is obligated under a long-term operating lease for an office facility through the year 2005.

As of March 31, 2003, future minimum lease payments due under the non-cancelable operating lease agreement is as follows:

        Year ending
          March 31,                                 Amount
        -----------                            ===============

               2004                              $   93,028
               2005                                  86,028

                                               ---------------

        Total                                    $  179,056
                                               ===============

In addition, the Company rents office facilities through December, 2003 and month to month thereafter.

Rent expense under the aforementioned operating leases and rents was approximately $ 25,766 and $109,375 for the years ended March 31, 2003 and March 31, 2002, respectively.

Litigation

In the normal course of business, the Company is subject to certain contractual obligations and litigation. An unsettled legal claim filed December 30, 2002 against the Company of approximately $202,000 plus interest for a breach of the lease on a location in Scottsdale, Arizona remains unsettled as of March 31, 2003. The Company intends to defend vigorously against this claim if the need arises. As of March 31, 2003 no discovery has been done on this case.

At March 31, 2002, a claim was filed in the amount of $30,908, which remains unsettled as of March 31, 2003. The company feels that it has adequate defenses against this claim and intends to defend vigorously.

Although the company does not feel that it has liability in either of the two claims noted above, it has accrued a contingent liability in the amount of $50,000 and has reported it as an allowance for contingencies on the balance sheet as part of current liabilities.

                                      F14

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 10
                                     Equity
--------------------------------------------------------------------------------

Stock Issued for Services

During the year ended March 31, 2003, the Company issued 13,750 shares of common stock for consulting services valued at $275,000. During the current year 12,500 shares of common stock was returned to the company and cancelled for non performance under a contract.

Treasury Stock

During the year ended March 31, 2003, the company cancelled 822,588 shares of its' common stock that had been held in the treasury. It was the opinion of management that a reissue of stock in event of a need was preferable to holding the common stock in the treasury.


--------------------------------------------------------------------------------
                                     Note 11
                                  Going Concern
--------------------------------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a loss for the year ended March 31, 2003 and 2002 in the amounts of $875,415 and $1,139,529 respectively, and accumulated deficit at March 31, 2003 and 2002 in the amounts of $3,590,299 and $2,715,884 respectively. And, current liabilities exceed current assets.

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The controlling shareholder continues to fund the company sufficiently to keep it going for the coming year. Management is also seeking additional financing through private and public offerings it plans in the near future. Also, see the note on subsequent events.

--------------------------------------------------------------------------------
                                     Note 12
                                Minority Interest
--------------------------------------------------------------------------------

Minority Interest

The Company has a ninety nine percent (99%) owned Subsidiary, Advanced Fluid System, Limited ("AFS, Ltd."). During fiscal year ending March 31, 2003, Liquid, Inc. offered the then 7% minority shareholders shares of Liquidix, Inc. in exchange for their shares in AFS, Ltd. By March 31, 2003, all but 51,120 shares (or 1%) of AFS, Ltd. stock were exchanged for 1,700,402 shares of Liquidix, Inc. common stock. and were paid out of the Company treasury stock.

                                      F15

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 13
                           Change in Accounting Method
--------------------------------------------------------------------------------

Foreign Currency Translation

For the year ended March 31, 2002 the account balances and transactions denominated in foreign currencies and the accounts of the Company's foreign operations are translated into United States funds as follows: (i) assets and liabilities at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transaction occurred: (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the Company's foreign operations are deferred and included as a separate component of stockholders' equity. The foreign currency translation adjustment for the year ended March 31, 2002 is $11,226 with a net change for the year of $30,180 decrease. This method of accounting is generally accepted in the United States of America and is what Notes 1 and 2 referred to as a "complex" method of accounting.

For the year ended March 31, 2003 the Company has chosen to change the method of accounting for foreign currency translation to what Notes 1 and 2 referred to as a "simple" method of accounting. This method of accounting also is generally accepted in the United States of America. In this "simple" method of accounting as used for the year ended March 31, 2003 the account balances and transactions denominated in foreign currencies and the accounts of the Company's foreign operations have been translated into United States funds as follows: (i) assets and liabilities at the rates of exchange prevailing at the balance sheet date;
(ii) exchange gains and losses arising from the translation of the Company's foreign operations are deferred and included as a separate component of stockholders' equity. The foreign currency translation adjustment for the year ended March 31, 2003 is $146,104 with a net change for the year of $134,878 increase.

Management determined the differences in the two methods of accounting were not material in amount comparing March 31, 2003 to March 31, 2002. Accordingly, the financial statements for the year ended March 31, 2002 are not restated to be comparable to the year ended March 31, 2003.

--------------------------------------------------------------------------------
                                     Note 14
                                Subsequent Events
--------------------------------------------------------------------------------

Sale of the Liquidix Assets

On March 30, 2003 the company entered into an agreement to consolidate the outstanding common stock by a factor of 20 old shares being equal to one new share. As previous discussed in Note 1, the financial statements give effect to the 1 for 20 reverse stock split for all periods presented.

As an extension of this transaction, the company entered into an agreement to acquire the assets of Anscott Industries, Inc. ("Anscott") by the issuance of 45,000,000 shares of restricted capital stock. Each of the previous directors resigned. After this purchase of the assets and liabilities of Anscott Industries, Inc was completed, the new Board of Directors voted to divest itself of all the assets and liabilities that Liquidix, Inc. had prior to the acquisition of the assets of Anscott The sale of the assets and liabilities was completed during April 2003. There was no formal creditor approval of this transaction. Each party to the agreement indemnified the other party against all creditor claims. If either party is not financially able to satisfy creditor claims, then the other party could be held liable for any such creditor claims.

                                      F16

                          LIQUIDIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
                                     Note 15
                          Subsequent Events (unaudited)
--------------------------------------------------------------------------------

Subsequent to purchase and sale as described in Note 14, management of Anscott Industries, Inc. furnished the following information which has not been audited.

                            ANSCOTT INDUSTRIES, INC.
                             UNAUDITED BALANCE SHEET
                          PROFORMA AS OF MARCH 31, 2003
                                     ASSETS

CURRENT ASSETS
Cash                                                                            $     2,750
  Accounts receivable                                                               535,547

Inventory                                                                           489,819
  Prepaid expenses                                                                  212,311

TOTAL CURRENT ASSETS                                                              1,210,427

PROPERTY, PLANT AND EQUIPMENT AT COST, LESS DEPRECIATION                            967,201

OTHER ASSETS                                                                      1,741,758

TOTAL ASSETS                                                                    $ 3,919,386


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                              $   887,498
  Notes payable                                                                   1,501,642

TOTAL CURRENT LIABILITIES                                                         2,389,140

LONG TERM LIABILITIES                                                             2,633,537

TOTAL LIABILITIES                                                                 5,022,678

                       STOCKHOLDERS' EQUITY (DEFICIENCY)

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock                                                                      724,135
  Paid in Capital                                                                   305,056
  Accumulated Earnings (Deficit)                                                 (2,132,483)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                          (1,103,292)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                         $ 3,919,386
                                                                                -----------



                                      F17

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure



We changed our accountant from Semple & Cooper, LLP in Arizona to Sellers & Andersen, LLC of Utah. We again changed accountants on February 16, 2004 from Sellers & Anderson, LLC to our current accountants, Madsen & Associates, CPA's Inc.

Section 102 of the Sarbanes-Oxley Act of 2002 makes it unlawful after October 22, 2003 for any person that is not a registered public accounting firm (i.e., registered with the PCAOB) to prepare or issue, or to participate in the preparation or issuance of any report with respect to an issuer. Sellers & Anderson, LLC is not registered with the PCAOB, but issued a draft audit opinion dated July 11, 2003 that was incorporated into our original Form 10-K, dated July 14, 2003. Although registration with PCAOB was not required for public accounting firms on the filing date of the Form 10-K, the accountant labeled the financial statements as a draft. Therefore, we have had our new accountants, Madsen & Associates, CPA's Inc. re-audit the financial statements in this Amendment No. 1 to Form 10-K.

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


Dated: June 16, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                  Date
----                        -----                                  ----

/s/ Jack Belluscio          President, CEO, CFO and Director       June 16, 2004
------------------------
    Jack Belluscio


/s/ Steven Hoh
------------------------    Secretary, Treasurer and Director      June 16, 2004
    Steven Hoh
