Form 10KSB
period 2004-03-31
ANSCOTT INDUSTRIES INC
filed 2004-09-13
CIK 1047733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                 March 31, 2004

                           Commission File # 333-69686

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                            ------------------------
             (Exact name of registrant as specified in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   86-0000714
                                   ----------
                      (IRS Employer Identification Number)

                     26 Hanes Drive, Wayne, New Jersey 07470
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 305-8700
                                  -------------
                (Registrant's telephone no., including area code)

              ----------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Revenues for year ended March 31, 2004: $4,522,525.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 10, 2004, was: $6,679,099

Number of shares of the registrant's common stock outstanding as of September 10, 2004, 2004 was: 57,989,083.

Transfer Agent as of September 10, 2004:

                  Standard Register and Transfer Company
                              12528 South 1840 East
                               Draper, Utah 84020
                                  801-571-8844

                                     PART I
                                     ------

Item 1.  Description of Business

Business organization as used herein the "term Company refers to Anscott Industries Inc. and Subsidiaries, a New Jersey Corporation unless the context indicates otherwise. Learners World, Inc. was formed in New York on June 28, 1996 with the intent to own and operate facilities for the care, education and recreation of children. On September 26, 2001 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange between Learners World, Inc. ("Learners World"), and Liquidics, Inc. ("Liquidics") a Nevada corporation, Learners World acquired all of the shares of Advanced Fluid Systems, Inc. ("Advanced Fluid") from Liquidics. Pursuant to the terms of the Agreement, Liquidics sold Advanced Fluid to Learners World and paid $400,000 to Learners World in consideration for the issuance of 27,000,000 Learners World shares to the Liquidics shareholders. Pursuant to the Agreement, Advanced Fluid became a wholly owned subsidiary of the Learners World. In addition, the company's name was changed to Liquidix, Inc. ("Liquidix") and re-domesticated in the State of Florida.

On April 15, 2003, (April 1, 2003 for accounting purposes) pursuant to a Stock Purchase Agreement and Share Exchange ("Merger Agreement") between Liquidix, AFS Seals, Inc ("AFS") and Anscott Industries, Inc., ("Anscott") Liquidix acquired all of the outstanding shares of Anscott from the Anscott shareholders in consideration for the issuance of a total of 45,000,000 shares of Liquidix common stock. Pursuant to the Merger Agreement, Anscott became a wholly owned subsidiary of Liquidix, Anscott's directors and officers replaced all of Liquidix's directors and officers. Accordingly, a change in control of Liquidix occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The reverse acquisition was accounted for as a recapitalization of Anscott and the stockholders' deficiency was retroactively restated to April 1, 2002. The financial statements prior to April 1, 2003 are those of Anscott. Liquidix filed articles of amendment in the state of Florida changing its name to Anscott Industries, Inc. We maintain our principal offices at 26 Hanes Drive, Wayne, New Jersey 07470 and our telephone number is (973) 305-8700.

Concurrent with the issuance of the 45,000,000 shares, Liquidix transferred of all of their operating assets and liabilities to AFS for no monetary consideration. ASF is controlled by the former directors and officers if Liquidix. At April 1, 2003 Liquidix assets and liabilities consisted of approximately:

           Current Assets                           $ 1,061,000
           Property and Equipment                       183,000
           Other Assets                                 209,000
                                             ------------------
                                                                    1,453,000

           Liabilities                                              1,352,000
                                                           ------------------

           Fair value of net assets                               $   101,000
                                                           ==================

As a result of the reverse acquisition we changed our year end from December 31st to March 31st. Accordingly all financial information has been reported with a March 31st year end. We made several corrections to the financial statements (See Note 15 of our consolidated financial statements included herein). In addition, we issued to a placement agent 4,000,000 shares of our common stock and agreed to issue at a future date 3,750,000 shares to a financial consultant for their services in facilitating the reverse acquisition. Accordingly, we recorded an expense in the amount $4,650,000, which represents the fair value of the common stock.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer.

Currently our principal activity is to manufacture and sell specialty chemicals, cleaning agents, odor eliminators, water and stain repellents, treatments, purification and decontamination processes for the commercial laundry and garment cleaning industries. Our business is chemical & additive technology for cleaning and coatings of textiles; filtration and equipment that extends the life traditional cleaning chemicals through a recycling process. We have our operations in New Jersey. We sell to approximately 100 distributors and 5,000 end-users throughout North America. Sales of chemicals and additives products accounted for 80% of our 2004 revenue and filtration and equipment, accounted for the additional 20%, of our 2004 revenues.

We were established in 1960 and are a leading manufacturer servicing the commercial laundry and garment cleaning industry. We manufacture chemicals and filter equipment that clean textiles and clothes professionally. We sell our products and services through an established distribution network of local warehouses nationwide. We maintain a dedicated sales and technical force of chemical technicians that provide service throughout the US and Canada. The following sets forth some of our products:


We have recently established a dedicated group that will provide alternative cleaning technology with advanced solvent products. The new solvents replace "PERC", a probable carcinogen. These products will revolutionize the commercial dry cleaning industry by providing an alternative without toxic chemicals such as perchloroethylene (perc).


We are a specialty chemical company with a product line of disposable filters & delivery systems adding in the sales of its chemical business. We have one of the largest technical forces in the industry. Currently we are servicing over 5,000 businesses in more than 40 cities and expect to service over 10,000 businesses within the next two years.

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

     Our product lines are managed as follows:

     Caled Chemical, established 1953, is a leading manufacturer of traditional cleaning products. The products for existing cleaning methods include a full line of brand name detergents, spotting agents and XPel Fabric Protection. Caled has developed specially formulated additives for all textiles cleaning technology.

o All the chemical products translate 51 years of cleaning knowledge and experience into practical cleaning applications customized for the specialized needs of the market.

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

Anscott Industries distributes its products through a national network of established distributors throughout the US and Canada. The distributors purchase for inventory needs at a local level to support the sales of Anscott's branded products.

Anscott Industries products are specialized and unique, requiring a field technician to support distribution. With these complexities Anscott Industries has only two such competitors that can match the level of service and product offering. Anscott Industries sees itself in the third position on a national level, based on volume. The company's product formulations are unique and its raw materials are readily available from multiple sources of distributions and manufacturers.

Anscott Industries owns several of its branded products names as trademarks, as an example; Ultra Brite, Chinch, Nu Touch, Rx, Caled, HyPur to name a few.

Anscott Industries conducts its own research and development to find alternative chemicals that are environmentally acceptable and perform better as technologies improve, these cost nominal and have no impact on the operations of the company.

Anscott Industries is in compliance with today's environmental laws and it maintains so with its existing staff at no additional cost to the operation

Anscott Industries Technical Service force is a self-standing field service that has 22 technical service representatives servicing our product lines. Our technical service force is one of the only national service networks that serve professional cleaners and laundries. It currently represents three product lines.

Employees

We currently employ a total of 42 full time and 8 part time employees in the following manner: 26 field representatives and 24 headquarters personnel. None of our employees are covered by a collective bargaining agreement and we believe we have good relations with our employees.

Item 2. Description of Property

We own the property located at 26 Hanes Drive, Wayne, New Jersey 07470. We have a 22 year term mortgage with a 1.75% over prime with CIT as the lender. This property is our headquarters and is comprised of 41,000 square feet with 4,000 square feet of office space and laboratory and the rest is warehouse for our products. The property is presently subject to foreclosure proceedings (See Item 3 Legal Proceedings).

Item 3. Legal Proceedings

We have two lawsuits against us. The plaintiff, Internet Marketing Solutions, Inc. has filed a lawsuit to seek 250,000 shares issued to it for services provided to the Company prior to the reverse acquisition between Liquidix and Anscott. Such matter has been filed by the plaintiff in the U.S. District Court of Utah. The plaintiff claims that it was issued 250,000 of Liquidix shares for services rendered. Pursuant to the complaint, on December 18, 2002, we cancelled those shares. We have been in contact with the plaintiff's attorney to attempt to settle this matter amicably. We have also been in discussion with the previous officers and directors of the Company to determine the validity of this lawsuit. We intend to retain Florida counsel to respond to this claim and we believe that such claim may be covered under the indemnification clause set forth in the Stock Purchase Agreement and Share Exchange between Anscott and Liquidix.

Our headquarters building mortgage lender, CIT, has commenced a foreclosure action in 2004. We have begun negotiations with the lender and the lender agreed to delay the foreclosure proceedings while we are in settlement negotiations. We are confident that we will resolve this matter with no significant financial consequence. However, there can be no assurance that we will be successful.

We are also in an arbitration proceeding with Itochu International regarding each of our 50% ownership in Global Technologies, L.L.C. whereby Itochu is claiming we owe money to Itochu for joint venture expenditures. We believe that the results of the arbitration will not have a significant financial impact on the company.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

On September 10, 2004, we had 601 shareholders of record of our common stock. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

Our common stock is currently traded on the OTC Bulletin Board under the symbol "ASCT." The following charts indicate the high and low sales price for the common stock for each fiscal quarter indicated, as quoted on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                       Price $
Quarter Ended                                High                    Low
-------------                                ----                    ---
June 2002                                    1.51                   0.35
September 2002                               0.45                   0.13
December 2002                                0.27                   0.10
March 2003                                   0.17                   0.05
June 2003                                    2.80                   0.87
September 2003                               2.78                   1.44
December 2003                                1.36                   0.67
March 2004                                   1.02                   0.70
June 2004                                    0.72                   0.52

Dividends

We currently intend to retain future earnings, if any, to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

On April 15, 2003 in connection with the Merger Agreement, the Company issued shares of its common stock as follows:

                                                                                           Shares to be
                                                                        Shares Issued        issued [1]
           Shares issued to Anscott shareholders                           45,000,000
           Shares issued to placement agent                                 4,000,000
           Shares to be issued to financial consultant                                       3,750,000
                                                                   ------------------- --------------------
                                                                           49,000,000        3,750,000
                                                                   ------------------- --------------------

     [1] We had a written agreement with the consultant that upon Anscott becoming a publicly traded company, we would issue the consultant 10% of the shares received by the Anscott shareholders. This agreement expired prior to the merger transaction with Liquidix. However we have agreed to issue the consultant 3,750,000 as consideration for assistance in facilitating the reverse acquisition.

During the year ended March 31, 2004, 1,350,000 of the 3,750,000 shares of common stock to be issued were issued to the financial consultant.

During the year ended March 31, 2004 the Company sold 4,359,729 shares of its common stock for an aggregate purchase price of $843,563.

During the year ended March 31, 2004 the Company issued 300,000 shares of its common stock upon the conversion of $150,000 of notes payable

During the year ended March 31, 2004 the Company issued 450,000 shares of its common stock as payment of accrued professional fees of approximately $45,000 and for future professional fees valued at $15,000 per month through March 31, 2005. Accordingly, the Company has recorded at March 31, 2004 $180,000 of deferred compensation expense.

During the year ended March 31, 2004, the Company issued 27,500 shares of its common stock in lieu of interest on notes payable issued during the year.

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

YEAR ENDED MARCH 31, 2004 COMPARED TO THE YEAR ENDED MARCH 31, 2003

Revenues for the year ended March 31, 2004 were $4,522,525 as compared to $4,816,164 in March 31, 2003. Sales declined due to lower filter and cleaning additive revenues. As new technology enters the industry, filter sales have decline because the new technology moves from disposable to reusable.

Cost of sales for the year ended March 31, 2004 were $2,209,971 as compared to $2,405,257 for the year ended March 31, 2003. As of percentage of sales, cost of sales decreased approximately 1% due to a better mix of product sales. The product mix is shifting from lower gross margin items such as oil based products to products that have a higher gross margin such as water based products.

Selling expenses were $1,690,047 for the year ended March 31, 2004 as compared to $1,894,243. As percentage of sales, selling expenses decrease approximately 2% primarily due to reduction in salaries for sales personnel have not been covering their draw on commission and revision to the commission policy from a graduated commission scale to a salary plus bonus system..

General and administrative expenses were $1,161,446 for 2004 as compared to $1,086,035 for 2003. As of percentage of sales, general and administrative expenses increased approximately 3% due to increased real estate taxes and insurance and transactional cost of the reverse merger.

The real estate taxes and insurance increases were nominal. The bulk of the increase of G&A came from transactional cost of approximately $50,000.

Other expenses were $4,894,007 for 2004 as compared to $106,690, an increase of approximately $4,787,000 due primarily to the reverse acquisitions expenses in the amount of $4,650,000 and increased interest expense. Asset based lender charged monthly fees and interest above normal rates, which is now bought out and will be at normal lending rates going forward.

For the year ended March 31, 2004, we incurred a net operating loss of $5,432,946 or $.02 per share compared to net operating loss of $676,061 or $.02 per share for the year ended March 31, 2003.

We do not believe that inflation will have any material impact on its commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company is reliant upon outside sources to eliminate its working capital deficiency. As a result we are actively seeking additional capital resources through the sale of equity. In April, 2004 we borrowed $1,300,000 in the form of a convertible note (See Note 16 to the consolidated financial statements). These funds were used to repay the Company's asset based lender with a balance of $680,915 substantially reducing the company's cost of money. The remaining funds have been used to expand the company's national sales force, launch new products and assist in operational cost. Management believes these fundamental investments will increase gross sales by more that 10%, which we expect will enable the Company to become profitable in the coming year. The Company's is expected growth and positive cash flow is expected to sustain its cash requirements over the next twelve months. At the present time we have adequate working capital for our immediate business. Historically, the Company's primary source of cash has been from operations and debt financing by related parties.

Cash used in operating activities during the year ended March 31, 2004 was approximately $605,000 as compared to cash provided by operating activities for the year ended March 31, 2003 of $62,000. The primary reason is during the year ended March 31, 2003 accounts payable increased by approximately $436,000 as compared to an increase of approximately $84,000 for the year ended March 31, 2004. In addition prepaid expenses decreased by approximately $78,000 during the year ended March 31, 2003 and increased by approximately $93,000 during the year ended March 31, 2004. The remaining difference is a result of a larger loss during the year of approximately $107,000 offset by an impairment of deferred financing charges of $47,000.

Cash used in investing activities was $44,000 and $68,000 for the years ended March 31, 2004 and 2003. The cash was used to purchase property and equipment.

Cash provided by financing activities for the year ended March 31, 2004 of approximately $720,000 resulted from the sale of 4,359,729 shares of common stock for net proceeds of $843,000 offset by net repayments of notes payable and long-term debt of $123,000.

Cash used in financing activities the year ended March 31, 2003of approximately $9,000 resulted from cash contribution of $20,000 and issuance of debt of approximately 84,000, offset by net repayments of notes payable and long-term debt of $113,000.

PLAN OF OPERATIONS FOR FISCAL YEAR 2005

We anticipate that sales will increase and we should be able to achieve profitability during fiscal year 2005. Future activities will be directed towards expanding our footprint within our existing market for our products and penetrating new markets. We currently have operations in the United States.

During the coming year Anscott Industries will be implementing strategic acquisition plan that will include similar manufacturing companies to maximize the company's existing operations and staff. The national sales and distributions channel will be expanded to increase volume to the company's existing end-user market. We believe that the cash flows from the successful execution of our national sales and distributions channel will result in increased sales and any additional capital that we may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund our operations.

In addition we have obtained a firm commitment from two key stockholders that if needed they will assists in funding the Company's operations and meet the Company's current debt requirements. These commitments and pledges extend though at least March 31, 2005 and any advances will not be due no early than March 31, 2006. On August 26, 2004 one of the stockholders advanced the Company $100,000 as part of the Company's negotiations with its mortgage lender.

However, there can be no assurance that we will be successful in any of our plans. To the extent that we are unsuccessful in our plans to increase our cash position, we may find it necessary to curtail some of our operations and possible future acquisitions.

Item 7. Financial Statements and Supplementary Data



                                      Index

                                                                                          Page No.

Report of Independent Registered Public Accounting Firm                                      F-1

Consolidated Balance Sheets as of March 31, 2004 and March 31, 2003                          F-2

Consolidated Statements of Operations for the years ended March 31, 2004
 and 2003                                                                                    F-4

Consolidated Statements of Stockholders' Deficiency for the years ended
   March 31, 2004 and 2003                                                                   F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2004
   and 2003                                                                                  F-6

Notes to Consolidated Financial Statements                                                   F-8


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of
Anscott Industries, Inc.

We have audited the accompanying consolidated balance sheets of Anscott Industries, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board ("PCAOB") (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anscott Industries, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the then ended in conformity with accounting principles generally accepted in the United States of America.



/s/Marcum & Kliegman LLP


August 6, 2004
                                       F-1

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003


                                     ASSETS
                                     ------

                                                                            2004                       2003
                                                                         ------------------------------------
CURRENT ASSETS
--------------
 Cash and cash equivalents                                               $   80,466                   10,079
 Accounts receivable, less allowance for doubtful accounts
  of $12,000  and $ --  in 2004 and 2003, respectively                      556,305                  581,791

 Inventories                                                                458,580                  365,283

 Prepaid expenses and other current assets                                  239,621                  183,553
                                                                         ----------               ----------


   Total Current Assets                                                   1,334,972                1,140,706
                                                                         ----------               ----------

PROPERTY AND EQUIPMENT, Net
----------------------                                                    1,245,787                1,257,446
                                                                         ----------               ----------

OTHER ASSETS
------------

 Investments in equity investees                                            360,123                  298,030

 Other long term assets                                                      18,650                   19,475
                                                                         ----------               ----------


   Total Other Assets                                                       378,773                  317,505
                                                                         ----------               ----------

   TOTAL ASSETS                                                          $2,959,532               $2,715,657
                                                                         ==========               ==========



         The accompanying notes are an integral part of these consolidated financial statements.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                         2004                2003
                                                                               --------------------------------------
CURRENT LIABILITIES
-------------------
 Current maturities of long-term debt                                                $ 1,324,084        $ 1,360,937
 Accounts payable and accrued expenses                                                 1,266,106          1,361,106
 Line of credit                                                                          562,754            707,309
    Due to officer and affiliate                                                         204,452            199,452
 Convertible notes payable, net of discount of $14,464 and -0-                            40,536            150,000
                                                                                     -----------        -----------

   Total Current Liabilities                                                           3,397,932          3,778,804
                                                                                     -----------        -----------


    Long-term debt, net of current maturities                                            406,828            409,100
    Other liabilities                                                                    777,134            643,114
                                                                                     -----------        -----------

TOTAL LIABILITIES                                                                      4,581,894          4,831,018
                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
 Common stock, $.001 par value ; 75,000,000 shares
          Authorized, 56,171,298 and 45,000,000 shares
          issued and outstanding, respectively                                            56,172             45,000
 Common stock to be issued, $0.001 par value,  2,400,000 shares                            2,400                 --
 Additional paid in capital                                                            6,900,927            834,191
 Accumulated deficit                                                                  (8,449,588)        (3,016,642)
 Deferred compensation                                                                  (180,000)                --
 Accumulated other comprehensive income                                                   47,727             22,090
                                                                                     -----------        -----------

   TOTAL STOCKHOLDERS' DEFICIENCY                                                     (1,622,362)        (2,115,361)
                                                                                     -----------        -----------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIENCY                                                         $ 2,959,532        $ 2,715,657
                                                                                     ===========        ===========



             The accompanying notes are an integral part of these consolidated financial  statements.

                 ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                 2004                         2003
                                                         -------------------          --------------------
NET SALES                                                   $  4,522,525                $  4,816,164
---------

COST OF SALES                                                  2,209,971                   2,405,257
-------------                                               -------------               -------------

   GROSS PROFIT                                                2,312,554                   2,410,907

OPERATING EXPENSES
------------------
 Selling expenses                                              1,690,047                   1,894,243
 General and administrative expenses                           1,161,446                   1,086,035
                                                            -------------               -------------

   TOTAL OPERATING EXPENSES                                    2,851,493                   2,980,278
                                                            -------------               -------------

   OPERATING LOSS                                               (538,939)                   (569,371)
                                                            -------------               -------------

OTHER INCOME (EXPENSE)
----------------------
 Non cash - reverse acquisition expense                       (4,650,000)                         --
 Interest expense                                               (359,207)                   (283,875)
 Income on equity investees                                       29,870                       8,418
 Forgiveness of debt income                                       16,140                     198,621
 Asset impairment                                                     --                     (45,584)
 Other income, net                                                69,190                      15,730
                                                            -------------               -------------

   TOTAL OTHER EXPENSE                                        (4,894,007)                   (106,690)
                                                            -------------               -------------

   NET LOSS                                                 $ (5,432,946)               $   (676,061)
                                                            =============               =============

Per share Information

Net loss per share, Basic and Diluted                              (0.11)                      (0.02)
                                                            =============               =============

Weighted average number of shares outstanding                 50,586,498                  45,000,000
                                                            =============               =============



     The accompanying notes are an integral part of these consolidated financial statements.

                                      ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                    FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                                   Common           Common
                                                                                  Stock to         Stock to
                                                     Common         Common           be                be           Additional
                                                     Stock          Stock          Issued            Issued           Paid-In
           Description                               Shares         Amount          Shares           Amount           Capital
           -----------                             ----------     -----------    ------------      -----------      -----------
Balance -April 1, 2002                             45,000,000     $    45,000              --               --      $   814,191
Capital contribution                                       --              --              --               --           20,000
Net Loss                                                   --              --              --               --               --
Translation adjustment                                     --              --              --               --               --

Balance -March 31, 2003                            45,000,000     $    45,000              --      $        --      $   834,191
                                                   ----------     -----------    ------------      -----------      -----------

Issuance of Liquidix Shares as
part of the April 15, 2003 merger                     684,069             684              --               --             (684)
 Common stock  issued to
placement agent/ financial
consultant                                          4,000,000           4,000       3,750,000            3,750        4,642,250

Issuance of common stock                            1,350,000           1,350      (1,350,000)          (1,350)              --

Sale of common stock for cash                       4,359,729           4,360              --               --          839,202
 Common stock issued for
services                                              450,000             450              --               --          269,903
 Common stock issued upon
conversion of note payable                            300,000             300              --               --          299,700
 Common stock issued in lieu of
interest payment                                       27,500              28              --               --           16,365

Translation adjustment                                     --              --              --               --               --

Net loss                                                   --              --              --               --               --
                                                   ----------     -----------    ------------      -----------      -----------
Balance- March 31, 2004                            56,171,298     $    56,172       2,400,000      $     2,400      $ 6,900,927
                                                   ==========     ===========       =========      ===========      ===========


                                                                                   Accumulated
                                                                                      Other
                                                    Deferred       Accumulated     Comprehensive    Comprehensive
                                                  Compensation        Deficit       Income(loss)     Income(loss)           Total
                                                  -----------       ----------      -----------      -----------      ------------
Balance -April 1, 2002                            $        --       (2,340,581)     $    (3,662)              --      $ (1,485,052)
Capital contribution                                       --               --               --               --            20,000
Net Loss                                                   --         (676,061)              --         (676,061)         (676,061)
Translation adjustment                                     --               --           25,752           25,752            25,752
                                                  -----------       ----------      -----------      -----------      ------------

Balance -March 31, 2003                           $        --      $(3,016,642)     $    22,090      $  (650,309)     $(2,115,361)
                                                                                                     ===========
Issuance of Liquidix Shares as
part of the April 15, 2003
merger                                                     --               --               --               --                --
 Common stock  issued to
placement agent/ financial
consultant                                                 --               --               --               --         4,650,000

Issuance of common stock                                   --               --               --               --                --


Sale of common stock for cash                              --               --               --               --           843,562
 Common stock issued for
services                                             (180,000)              --               --               --            90,353
 Common stock issued upon
conversion of note payable                                 --               --               --               --           300,000
 Common stock issued in lieu of
interest payment                                           --               --               --               --            16,393

Translation adjustment                                     --               --           25,637           25,637            25,637

Net loss                                                   --       (5,432,946)              --       (5,432,946)       (5,432,946)
                                                  -----------       ----------      -----------      -----------      ------------
Balance- March 31, 2004                           $  (180,000)      (8,449,588)     $    47,727      $(6,057,618)     $ (1,622,362)
                                                  ===========       ==========      ===========      ===========      ============



                    The accompanying notes are an integral part of these consolidated financial statements.

                                ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                             2004                        2003
CASH FLOWS FROM OPERATING ACTIVITIES                                     ---------------------------------------
 Net loss                                                                $(5,432,946)               $  (676,061)
                                                                         ------------               ------------
Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
  Non cash - reverse acquisition expense                                   4,650,000
  Deferred Compensation
                                                                              45,000                         --
  Interest - beneficial conversion feature on note payable
                                                                             150,000                         --
  Interest - accretion of debt discount on notes payable
                                                                               1,927                         --
  Change in value of equity investments
                                                                             (36,456)                     8,401
  Depreciation and amortization
                                                                              55,823                     60,913
  Impairment charge - deferred financing costs
                                                                                  --                     45,584
Changes in operating assets and liabilities:
  Accounts receivable, net
                                                                              25,486                    (64,062)
  Inventories
                                                                             (93,297)                    78,768
  Prepaid expenses and other current assets
                                                                             (56,068)                   162,892
  Other assets
                                                                                 825                     10,104
  Accounts payable and accrued expenses
                                                                              84,375                    435,663
                                                                         ------------               ------------

 TOTAL ADJUSTMENTS
                                                                           4,827,615                    738,263
                                                                         -----------                -----------

 NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                      (605,331)                    62,202
                                                                         ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment
                                                                             (44,164)                   (67,758)
                                                                         ------------               ------------
NET CASH USED IN
  INVESTING ACTIVITIES                                                   $   (44,164)               $   (67,758)
                                                                         ============               ============


              The accompanying notes are an integral part of these consolidated financial statements

                                     ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                                              2004                     2003
                                                                                       -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Repayment of line of credit                                                                (144,555)                 (65,849)
 Proceeds from issuance of notes payable                                                          --                   55,000
 Proceeds from long-term debt                                                                     --                   37,225
 Capital contribution                                                                             --                   20,000
 Net advances from stockholder                                                                 5,000                   47,001
 Proceeds from sale of common stock                                                               --                  843,562
 Repayment of debt-bank                                                                      (39,125)                 (47,463)
                                                                                           ---------                ---------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                       719,882                   (9,086)
                                                                                           ---------                ---------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS
                                                                                              70,387                  (14,642)

CASH AND CASH EQUIVALENTS - Beginning                                                         10,079                   24,721
-------------------------                                                                  ---------                ---------

CASH AND CASH EQUIVALENTS - Ending                                                         $  80,466                $  10,079
-------------------------                                                                  =========                =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
Cash paid during the years for:


Interest                                                                                   $   7,739                $   8,014
Taxes                                                                                      $     500                $     500


 Non-cash investing and financing activities:

Conversion of Note Payable                                                                 $ 150,000                $      --
Common Stock issued for services                                                           $ 270,355                $      --
Common Stock issued to Liquidix stockholders                                               $     685                $      --


                    The accompanying notes are an integral part of these consolidated financial statements

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Anscott Industries, Inc. (the "Company") was originally incorporated in 1960 in the State of New Jersey and subsequently, as a result of the reverse acquisition (See Note 2), became a Florida corporation. The Company is engaged in the business of manufacturing and distribution of cleaning chemicals and filters used specifically in the dry cleaning industry. HD Realty Inc. is a wholly-owned subsidiary and owns the headquarters building and leases it to the Company. Anscott of Canada, Inc. is a wholly-owned subsidiary that holds a non controlling interest in Caled Signal, Ltd, which distributes similar products in Canada.

The Company sells the cleaning chemicals and filters primarily to customers throughout the United States.

NOTE 2 - REVERSE AQUISITION

On April 15, 2003, (April 1, 2003 for accounting purposes) Liquidix acquired 100% of the outstanding capital stock of Anscott Industries, Inc. In connection with this acquisition, Anscott became a wholly-owned subsidiary and Anscott's directors and officers replaced all of Liquidix directors and officers. The stockholders of Anscott were issued 45,000,000 of Liquidix shares of common stock, in exchange for their shares, or 98.6% of Liquidix total outstanding common shares. Accordingly, a change in control of Liquidix occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The reverse acquisition was accounted for as a recapitalization of Anscott and the stockholders' deficiency was retroactively restated to April 1, 2002. The financial statements prior to April 1, 2003 are those of Anscott.

Concurrent with the issuance of the 45,000,000 shares, Liquidix transferred of all of their operating assets and liabilities to AFS for no monetary consideration. ASF is controlled by the former directors and officers if Liquidix. At April 1, 2003 Liquidix assets and liabilities consisted of approximately:

           Current Assets                                   $ 1,061,000
           Property and Equipment                               183,000
           Other Assets                                         209,000
                                                            -----------

                                                                                 1,453,000
           Liabilities                                                           1,352,000
                                                                               -----------
           Loss on disposal                                                     $  101,000
                                                                               ===========

As a result of the reverse acquisition Liquidix changed its name to Anscott Industries, Inc. and Anscott changed its year end from December 31st to March 31st. Accordingly all financial information has been reported with a March 31st year end. The Company made several corrections to the financial statements (See
Note 16). As a result of the reverse acquisition with Liquidix the Company issued to a placement agent 4,000,000 shares of its common stock and agreed to issue at a future date 3,750,000 shares to a financial consultant. The agent and the consultant were issued stock in consideration for assistance in facilitating the reverse acquisition.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

The Company had a written agreement with the consultant that upon Anscott becoming a publicly traded company, Anscott, would issued to the consultant 10% of the shares received by the Anscott shareholders. This agreement expired prior to the reverse acquisition transaction with Liquidix. The Company and the consultant agreed to issue the consultant 3,750,000 as consideration for assistance in facilitating the reverse acquisition. Accordingly the Company recorded an expense in the amount of $4,650,000 relating to the issuance of the 4,000,000 shares and the 3,750,000 shares to be issued.

NOTE 3 - MANAGEMENTS LIQUIDITY PLANS

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the year ended March 31, 2004, the Company incurred a net loss of approximately $5,433,000 and had a working capital deficiency of approximately $2,063,000.

The Company has begun implementing various marketing plans to increase revenues and is also seeking to make strategic acquisitions. In April 2004 the Company raised $1,300,000 in the form of a convertible term loan (See Note 16) and if needed will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. A portion of the new term loan was used to pay off the line of credit. In addition in July 2004 the Company entered into an agreement with the Internal Revenue Service whereby agreeing to pay $10,000 per month in overdue payroll taxes (See
Note 5).

The Company believes that with the capital raised in April 2004, the cash flows from the successful execution of its marketing plans resulting in increased sales, and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. The Company also believes that they will be able to resolve foreclosure proceedings with their mortgage lender (See Note 5).

In addition the Company has obtained a firm commitment from two key stockholders that if needed they will assists in funding the Company's operations and meet the Company's current debt requirements. These commitments and pledges extend though at least March 31, 2005 and any advances will be due no early than March 31, 2006. On August 26, 2004 one of the stockholders advanced the Company $100,000 as part of the Company's negotiations with its mortgage lender.

However, there can be no assurance that the Company will be successful in any of its plans. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

LOSS PER SHARE
--------------

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company has no outstanding stock options and warrants at March 31, 2004 and 2003. Accordingly, basic and diluted earnings per share are identical.

ADVERTISING
-----------

Advertising costs are charged to operations as incurred. Advertising expense was approximately $6,900 and $24,000 for the years ended March 31, 2004 and 2003, respectively.

ACCOUNTS RECEIVABLE
-------------------

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of March 31, 2004 and 2003, a provision for uncollectible accounts receivable in the amounts of $ 12,000 and $0 respectively, had been established.

The Company is subject to credit risk on its trade receivables. In the normal course of business, the Company extends credit, on open account, to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and provides reserves for accounts doubtful of collection.

INVENTORIES
-----------

Inventory consists primarily of raw materials and finished goods. Inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Reserves and write downs are established against Company-owned inventory for excess, slow moving, and obsolete items where the estimated net realizable value is less than the carrying value.

USE OF ESTIMATES
----------------

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

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

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

PROPERTY PLANT AND EQUIPMENT
----------------------------

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

The estimated useful lives of the assets are as follows:

                 Furniture and fixtures                 7 years
                 Machinery and equipment                7 years
                 Office equipment                       3 years
                 Building & improvements            20-39 years

INCOME TAXES
------------

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At March 31, 2004, the Company has net operating loss carry forwards of approximately $3,200,000 which expire at dates through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through March 31, 2004 and 2003, the deferred tax asset of approximately $1,100,000 and $845,000 has been offset by a valuation allowance of $1,100,000 and $845,000, respectively.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

STOCK BASED COMPENSATION
------------------------

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123. As of March 31, 2004 and 2003, the Company had no outstanding options and warrants, therefore no pro forma disclosures are required.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

REVENUE RECOGNITION
-------------------

Revenue consists of the sale of cleaning chemicals and filters. Revenue on the sale of cleaning chemicals and filters is recognized upon evidence of an agreement and when title of merchandise has passed...

FOREIGN CURRENCY TRANSLATION
----------------------------

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows: (i) assets and liabilities at the rates of exchange prevailing at the balance sheet date; (2) exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of stockholders' equity. The foreign currency translation adjustments for the years ended March 31, 2004 and for March 31, 2003 were ($28,369) and $34,154, respectively.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

NEW ACCOUNTING PRONOUCEMENTS
----------------------------

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights nor has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SB's), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION
----------

The Company is involved in litigation with a vendor relating to the issuance of shares of common stock for services rendered. The plaintiff, Internet Marketing Solutions, Inc. has filed a lawsuit in the U.S. District Court of Utah to seek 250,000 shares issued to it for services. The plaintiff claims that it was issued 250,000 of Liquidix shares for services rendered. Pursuant to the complaint, on December 18, 2002, the shares were cancelled. The Company cannot make a determination of the outcome of this matter. No adjustments have been recorded in the financial statements related to this matter.

The mortgage lender or the Company's headquarters building located in Wayne NJ, has commenced a foreclosure action on the building in 2004. The Company has begun negotiations with the lender. On August 26, 2004 the Company paid $100,000 which was put into escrow until a settlement with the lender can be completed. Management believes that we will resolve this matter with no material impact to the Company's financial statements or operations. However there can be no assurances that the Company will be successful.

The Company is also in an arbitration proceeding with Itochu International regarding the 50% ownership in Global Technologies, L.L.C. whereby Itochu is claiming the Company owes $250,000 to Itochu for joint venture expenditures. The Company has filed a counter claim alleging that the Company is owed monies from the joint venture. The case is in its early stage and the Company cannot make a determination of the outcome of this matter. However, the Company has accrued approximately $149,000 (which is included in Due to Stockholder and Affiliate) related to this matter.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

FORGIVENESS OF DEBT INCOME
--------------------------

During the years ended March 31, 2004 and 2003, the Company negotiated with several vendors to reduce the amount owed to the respective vendor. Upon receiving release from such vendors the Company recorded forgiveness of debt income in the amount of $16,140 and $198,621, for the years ended March 31, 2004 and 2003, respectively.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

PAYROLL TAXES PAYABLE
---------------------

At March 31, 2004 and 2003 $777,134 and $643,114 of unpaid payroll taxes (including interest and penalties) are included in other liabilities, respectively and $120,000 is included in accounts payable and accrued expenses. On July 2, 2004, the Company entered into a settlement agreement with the Internal Revenue Service, whereby the Company agreed to pay in the aggregate $902,384 payable in monthly installments of $10,000.

Future minimum payments on the Internal Revenue Service Settlement Agreement are as follows:

           March 31,
              2005                    $    120,000
              2006                         120,000
              2007                         120,000
              2008                         120,000
           Thereafter                      422,384
                                  ----------------------
                                          $902,384
                                  ======================


NOTE 6 - INVESTMENTS IN EQUITY INVESTEES

The Company, through its wholly owned subsidiary Anscott of Canada, Inc, has a 50% non controlling ownership interest in Caled Signal, which is carried on the equity method. The investment balance of Anscott of Canada, Inc., as of March 31, 2004 is $360,123.

Summarized financial data, which has been obtained from the audited financial statements for the years ended June 30, 2003 and 2002 and the unaudited interim financial statements for the March 31, 2004 and 2003 of the investment are as follows:

                                For the Nine        For the Nine
                                Months Ended        Months Ended           For the year ended    For the year ended
                               March 31, 2004       March 31, 2003           June 30, 2003         June 30, 2002
                                (Unaudited)          (Unaudited)               (Audited)            (Audited)
                             ------------------- --------------------    --------------------- ---------------------
      Revenues                       $  655,100           $  586,489               $  818,230            $  727,829
      Expenses                          637,949              569,617                  762,587               723,488
                             ------------------- --------------------    --------------------- ---------------------
      Income                         $   17,151           $   16,872               $   55,643            $    4,341
                             =================== ====================    ===================== =====================

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

A summary of the assets and liabilities of the investment is as follows:

                                   March 31, 2004     March 31, 2003    June 30, 2003    June 30, 2002
                                     (Unaudited)       (Unaudited)       (Audited)         (Audited)
        Cash                          $ 87,067          $ 60,523          $ 42,196          $ 41,360

        Accounts receivable            221,011           206,951           243,155           215,328

        Inventories                    296,789           248,057           258,862           204,395

        Other current assets            17,390            12,125            52,652            17,244

        Other assets                     7,283             5,505

        Fixed assets                   153,366           141,096           153,432           140,628
                                      --------          --------          --------          --------

        Total Assets                  $775,623          $668,752          $757,580          $624,460
                                      ========          ========          ========          ========

        Current liabilities           $ 55,300          $ 65,076          $ 55,082          $ 56,608

        Equity                         720,323           603,676           702,499           567,853
                                      --------          --------          --------          --------

                                      $775,623          $668,752          $757,581          $624,461
                                      ========          ========          ========          ========

Global Technologies, L.L.C. ("Global") is a 50% owned limited liability Company, which is accounted for using the equity method. Global was started during 1995 as a joint venture to produce and market a new dry cleaning system called "Dry Wash." Through March 31, 2002 Global had not generated significant revenues nor was expected to in the foreseeable future. Accordingly the Company recorded an impairment of the asset as of March 31, 2002. The Company is currently in arbitration relating to the assets of Global (See Note 4)

NOTE 7 - INVENTORIES:

Inventories at March 31, 2004 and 2003 consist of:

                                          2004                    2003
                                   -------------------- ----------------------
      Raw materials                     $  98,042                $  96,226
      Work in process                      32,906                   33,612
      Finished goods                      327,632                  235,445
                                        ---------                ---------
        Total inventory                 $ 458,580                $ 365,283
                                        =========                =========

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 8 - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2004 and 2003 consists of:

                                                                 2004                   2003
                                                          -------------------- -------------------------
              Furniture and equipment                        $   962,492               $  960,026
              Leasehold improvements                             340,308                  298,609
              Land and building                                1,308,098                1,308,099
                                                               ---------                ---------
                                                               2,610,898                2,566,734
              Less:  accumulated depreciation                 (1,365,111)              (1,309,288)
                                                              ----------               ----------
                  Property and equipment, net                 $1,245,787               $1,257,446
                                                              ==========               ==========

Depreciation and amortization expense for the years ending March 31, 2004 and 2003 were $55,823 and $60,913, respectively.

NOTE 9 - DUE TO OFFICER' AND AFFILIATE

The balance includes approximately $55,000 of advances received from an officer of the Company, which are non-interest-bearing and have no definitive repayment terms. Any imputed interest is deemed immaterial. The remaining balance of approximately $149,000 is owed to Global (See Note 5)

NOTE 10 - LINE OF CREDIT:

The Company had a revolving line of credit with a financial institution that expired on March 31, 2004. Advances under the credit line were based on 85% of eligible accounts receivable plus the lessor of 50% of eligible inventory or $300,000. Borrowings under the credit line were not to exceed $1,300,000 and bears interest at 10% per annum. At March 31, 2004 and 2003, the balance on the credit line was $562,764 and $707,309, respectively. On March 31, 2004, the line was extended until May 15, 2004. The line was subsequently paid in April, 2004 through the issuance of a convertible note with a new lender (See Note 16). The line was guaranteed by the Company's Chief Operating Officer.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 11 - LONG TERM DEBT

       Long-term debt at March 31, 2004 and 2003 consists of the following:

                                                                                           2004               2003
                                                                                    ------------------- ------------------
      On April 29, 1999, the Company entered into a loan agreement with CIT. The loan bears interest at the prime rate plus 1.75%. The loan is collateralized by the Company's land and building and is presently subject to a foreclosure action by CIT. Due to the foreclosure action, the entire loan has been classified as current. The Company is in negotiation with
      CIT to try and resolve this matter. Prior to the foreclosure action the loan was payable in monthly installments of principal and interest of
      $11,541, with the remaining principal and accrued interest due and payable
      264 months from the date of the initial disbursement. The mortgage is
      guaranteed by the Company's Chief Operating Officer. [1]                      $     1,263,125       $   1,263,125

      During the year ended March 31, 2003, the Company received a Small
      Business Administration disaster relief loan due to hardship from the
      September 11, 2001 attacks. All principal and interest payments are deferred until December 2004. Commencing January 2005 the loan is payable in monthly installments of principal and interest of $3,287 with the remaining principal and accrued interest due and payable 15 years at an
      interest rate of 4% per annum.                                                        409,100             409,100

      Term equipment loan payable to the Bank, due in monthly installments of
      $3,260 including interest at the prime rate plus 1.75% due in 2005. The loan was subsequently paid in April, 2004 through the issuance of a convertible note with a new lender (See Note 16). The line was guaranteed
      by the Company's Chief Operating Officer.                                              58,687              97,812

             Total Long-Term Debt                                                         1,730,912           1,770,037
                                                                                      -------------        ------------
       Less:  current maturities of long-term debt                                       (1,324,084)         (1,360,937)
                                                                                      -------------        ------------
             Long-Term Debt, less Current Maturities                                $       406,828       $     409,100
                                                                                      =============         =============

Future minimum payments on the long-term debt are as follows:

           March 31,
           ---------
       Current (Default)                    $ 1,321,812
              2005                                2,272
              2006                               27,273
              2007                               28,151
              2008                               28,996

           Thereafter                           322,408
                                  ----------------------
                                            $ 1,730,912
                                  ======================

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED


[1] During the year ended March 31, 2003, the Company failed to make the required payments under the agreement. Accordingly the Company wrote off the deferred financing costs associated with the agreement and recorded a charge of $45,584.


NOTE 12 - CONVERTIBLE NOTES PAYABLE

2002 NOTES
----------

During the year ended March 31, 2002 the Company issued a notes payable in the amount of $150,000. The notes were convertible upon Anscott becoming a publicly traded company, which occurred on April 15, 2003 (See Note 2). If Anscott were to become public the note would become due on demand and immediately convertible at a conversion price equal to 50% of the fair market value of the common stock at the date of conversion. Accordingly on April 15, 2003, the Company recorded a beneficial conversion feature of $150,000, which was charged to interest. On November 23, 2003, the Notes were converted into 300,000 shares of the Company's common stock.


2004 NOTES
----------

At various dates in February and March 2004, the Company issued Notes Payable in varying amounts to six (6) individuals for an aggregate amount of $55,000. The notes are due one (1) year from issuance date. In lieu of interest, the Company issued one (1) of its common stock for each two (2) dollars of debt. Accordingly the Company issued 27,500 shares of common stock. The relative fair value of the stock in the amount of $16,391 has been recorded as a deferred debt discount and will accrete to interest expense over the life of the notes. At March 31, 2004, the company recognized $1,927 of interest expense relating to the notes.

If the Company defaults on the notes they become convertible into the Company's common stock at a conversion price equal to 50% of the fair market value on the date of conversion. Accordingly if the Company defaults on any or all of the notes, they will record a beneficial conversion feature in the aggregate of $27,500.

NOTE 13 - STOCKHOLDERS' DEFICIENCY

During the year ended March 31, 2004, 1,350,000 of the 3,750,000 shares of common stock to be issued were issued to a financial consultant (See Note 2).

During the year ended March 31, 2004 the Company sold 4,359,729 shares of its common stock for an aggregate purchase price of $843,562.

During the year ended March 31, 2004, the Company issued 300,000 shares of its common stock upon the conversion of $150,000 of notes payable (See Note 12).

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

During the year ended March 31, 2004 the Company issued 450,000 shares of its common stock as payment of accrued profession fees of approximately $45,000 and for future professional fees valued at $15,000 per month through March 31, 2005. Accordingly the Company has recorded at March 31, 2004, $180,000 of deferred compensation expense.

During the year ended March 31, 2004, the Company issued 27,500 shares of its common stock in lieu of interest on notes payable issued during the year (See
Note 12).

NOTE 14 - EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) plan covering substantially all of its employees. The Company has the option of making an annual discretionary contribution and can also match each employee's contribution to the plan up to a predetermined limit. For the years ended March 31, 2004 and 2003, the Company has elected not to contribute to the plan.

NOTE  15  -  RESTATEMENT   AND   PRESENTATION   OF  QUARTERLY   INFORMATION
(UNAUDITED)

The financial information contained in the Company's Quarterly Reports on Form 10QSB for the periods ended June 30, 2003 filed on September 2, 2003, September 30, 2003 filed on November 12, 2003, and December 31, 2003 filed on February 14, 2004 contained various errors and they did not include comparative information for the June 30, 2002, September 30, 2002, and December 31, 2002 periods. These errors consist primarily of:

     (1) error relating to the application of purchase accounting and reverse acquisition transaction;

     (2)  recording of an impairment charge on Global at March 31, 2002;

     (3) improper matching of expenses to revenues relating to sales commission expense, inventory purchases, and amortization of certain intangible assets; and

     (4)  establishment of a valuation allowance on deferred tax assets.

The aggregate effects of the corrections are as follows

                                                               December 31,          September 30,
                                                                    2003                 2003          June 30, 2003
                                                              -------------------  ----------------   --------------
           Stockholders' Equity (Deficiency), as reported     $        2,171,191    $   (1,466,592)    $ (1,269,622)

           Net effect of restatement                                  (3,682,377)         (790,217)        (869,307)
                                                              -------------------  ----------------   --------------

           Stockholders' Deficiency, as restated              $       (1,511,186)   $   (2,256,809)    $ (2,138,929)
                                                             ====================  ================   ==============


                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

                                                     For the Three Months Ended
                                      --------------------------------------------------------

                                         December 31,       September 30,      June 30, 2003
                                             2003               2003
                                      ------------------- ------------------ -----------------
Net Income (Loss), as reported          $    35,778           $  (207,372)          $  (116,933)

Net effect of restatement                   (34,873)               79,089            (4,706,635)
                                        -----------           -----------           -----------

Net Income (Loss), as restated          $       905           $  (128,283)          $(4,823,568)
                                        ===========           ===========           ===========

The Condensed Consolidated Balance Sheets for the periods discussed above are as follows:

                                           December       September        June        December
                                           31, 2003       30, 2003       30, 2003      31, 2002      September        June
                                           Restated       Restated       Restated      Restated       30, 2002      30, 2002
                                         -----------    -----------    -----------    -----------    -----------    -----------
ASSETS
  Current assets:
     Cash and cash equivalents           $    77,249    $    13,518    $     2,914    $    29,637    $    36,082    $    11,959

     Accounts receivable, net                645,996        537,341        500,234        453,600        470,671        582,526

     Inventories, net                        459,525        423,102        450,824        398,699        443,411        538,361

     Prepaid expenses and other assets       252,125        212,254        204,401        165,227        238,197        270,149
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total current assets                       1,434,895      1,186,215      1,158,373      1,047,163      1,188,361      1,402,995
Property and equipment, net                1,255,297      1,251,325      1,269,241      1,257,488      1,260,102      1,240,115
Other assets:

     Intangibles                                  --             --             --         46,213         46,522         47,151

     Investments                             364,646        332,234        298,030        298,030        255,757        255,757

     Other long term assets                   18,650         18,650         18,650         13,475         44,418         36,643
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total Assets                             $ 3,073,488    $ 2,788,424    $ 2,744,294    $ 2,662,369    $ 2,795,160    $ 2,982,661
                                         ===========    ===========    ===========    ===========    ===========    ===========

LIABILITIES AND
STOCKHOLDERS' DEFICIENCY
  Current Liabilities:
     Current portion of long-term debt   $ 1,331,698    $ 1,341,479    $ 1,351,156    $ 1,370,719    $ 1,382,150    $ 1,391,956
     Accounts payable and accrued
         Expenses                          1,989,705      2,211,461      2,065,391      1,832,362      1,874,768      1,613,156

     Line of  credit                         649,649        727,741        708,124        653,428        630,697        809,691

 Convertible notes payable                        --        150,000        150,000        150,000        150,000        150,000

     Due to stockholders                     204,522        205,452        199,452        189,352        198,851        184,251
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total Current Liabilities                  4,175,574      4,636,133      4,474,123      4,195,861      4,236,466      4,149,054

Long term debt                               409,100        409,100        409,100        409,100        409,100        409,100

Stockholders' deficiency:

     Common stock                             53,134         49,684         49,684         45,000         45,000         45,000

     Additional paid-in capital            6,351,903      5,629,507      5,629,507        834,191        834,191        885,390
     Accumulated Deficit                  (7,967,588)    (7,968,493)    (7,840,210)    (2,843,873)    (2,725,935)    (2,502,221)

     Other comprehensive income (loss)        51,365         32,493         22,090         22,090         (3,662)        (3,662)
                                         -----------    -----------    -----------    -----------    -----------    -----------
                 Total stockholders'
deficiency                                (1,511,186)    (2,256,809)    (2,138,929)    (1,942,592)    (1,850,406)    (1,575,493)
                                         -----------    -----------    -----------    -----------    -----------    -----------
     Total                               $ 3,073,488    $ 2,788,424      2,744,294    $ 2,662,369      2,795,160    $ 2,982,661

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

The Condensed Consolidated Statements of Operations for the periods discussed above are as follows:

                                                                 Nine Months
                                           Nine Months Ended         Ended          Six Months Ended    Six Months Ended
                                           December 31, 2003      December 31,     September 30, 2003    September 30,
                                              (Restated)             2002             (Restated)             2002
                                             -------------       -------------       -------------       -------------
Revenues                                        3,429,173           3,693,139           2,231,839           2,452,629
Cost of revenues                                1,570,871           1,788,663           1,019,590           1,195,801
                                             -------------       -------------       -------------       -------------
     Gross profit                               1,858,302           1,904,476           1,212,249           1,256,828
                                             -------------       -------------       -------------       -------------

Operating expenses:
    Selling                                     1,248,131           1,503,671             832,519             991,713
    General and administrative                    742,088             846,333             500,948             547,351
                                             -------------       -------------       -------------       -------------
Total operating expenses                        1,990,219           2,350,004           1,333,467           1,539,064
                                             -------------       -------------       -------------       -------------

Loss from operations                             (131,917)           (445,528)           (121,218)           (282,236)

Other Income (expenses)

Non cash - reverse acquisition expense         (4,650,000)                 --          (4,650,000)                 --
Interest expense                                 (315,596)           (228,013)           (251,495)           (159,782)
Forgiveness of debt income                         67,299             159,651              32,431              62,586
Other Income (expense)-net                         79,268              10,598              38,431              (5,922)
                                             -------------       -------------       -------------       -------------
Total Other Expense                            (4,819,029)            (57,764)         (4,830,633)           (103,118)
                                             -------------       -------------       -------------       -------------

Net Loss                                     $ (4,950,946)       $   (503,292)       $ (4,951,851)       $   (385,354)
                                             =============       =============       =============       =============

Per Share Information
Net Loss per share, basic and diluted        $      (0.10)       $      (0.01)       $      (0.10)       $      (0.01)
Weight shares outstanding                      49,638,974          45,000,000          48,644,391          45,000,000


                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

The restated quarterly Condensed Consolidated Statements of Operations for the year ended March 31, 2004 are as follows:

                                                                   Three Months       Three Months        Three Months
                                               Three Months      Ended December     Ended September     Ended June 30,
                                             Ended March 31,        31, 2003            30, 2003             2003
                                                  2004              Restated            Restated           Restated

                                           -------------------- ------------------ ------------------- ------------------
Revenues                                     $  1,093,352        $  1,197,334        $  1,118,245        $  1,113,594
Cost of revenues                                  639,100             551,281             512,869             506,721
                                           -------------------- ------------------ ------------------- ------------------
     Gross profit                                 454,252             646,053             605,376             606,873
                                           -------------------- ------------------ ------------------- ------------------

Operating expenses:
    Selling                                       441,916             415,612             451,319             381,200
    General and administrative                    419,358             241,140             269,764             231,184
                                           -------------------- ------------------ ------------------- ------------------
Total operating expenses                          861,274             656,752             721,083             612,384
                                           -------------------- ------------------ ------------------- ------------------

Loss from operations                             (407,022)            (10,699)           (115,707)             (5,511)

Other Income (expenses)
 Non cash - reverse acquisition
expense                                                --                  --                  --          (4,650,000)
 Interest expense                                 (43,611)            (64,101)            (45,489)           (206,006)
 Forgiveness of debt income                       (51,159)             34,868               1,112              31,319

 Other Income (expense)-net                        19,792              40,837              31,801               6,630
                                           -------------------- ------------------ ------------------- ------------------
Total Other Expense                               (74,978)             11,604             (12,576)         (4,818,057)
                                           -------------------- ------------------ ------------------- ------------------

Net Loss                                     $   (482,000)       $        905        $   (128,283)       $ (4,823,568)
                                           ==================== ================== =================== ==================
Per Share Information
 Net Loss per share, basic and diluted       $      (0.01)       $       0.00        $      (0.00)       $      (0.10)
 Weight shares outstanding                     53,449,896          51,617,330          49,684,069          47,593,288

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

The quarterly Condensed Consolidated Statements of Operations for the year ended March 31, 2003 are as follows:

                                                            Three Months      Three Months
                                           Three Months       Ended              Ended          Three Months
                                           Ended March      December 31,      September 30,      Ended June
                                             31, 2003           2002              2002            30, 2002
                                          ------------      ------------      ------------      ------------
Revenues                                  $  1,123,025      $  1,240,510      $  1,182,034      $  1,270,595

Cost of revenues                               616,594           592,862           596,609           599,192
                                          ------------      ------------      ------------      ------------

     Gross profit                              506,431           647,648           585,425           671,403
                                          ------------      ------------      ------------      ------------

Operating expenses:

    Selling                                    390,572           511,958           528,884           462,829

    General and administrative                 239,702           298,982           280,209           267,142
                                          ------------      ------------      ------------      ------------

Total operating expenses                       630,274           810,940           809,093           729,971
                                          ------------      ------------      ------------      ------------


Loss from operations                          (123,843)         (163,292)         (223,668)          (58,568)

Other Income (expenses)

Interest expense                               (55,862)          (68,231)          (76,158)          (83,624)

Forgiveness of debt income                      38,970            97,065            57,112             5,474

Other Income (expense)-net                      13,550            16,520            19,000           (24,922)
                                          ------------      ------------      ------------      ------------

Total Other Expense                             (3,342)           45,354               (46)         (103,072)
                                          ------------      ------------      ------------      ------------

Net Loss                                  $   (127,185)     $   (117,938)     $   (223,714)     $   (161,640)
                                          ============      ============      ============      ============

Per Share Information
Net Loss per share, basic and diluted     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
Weight shares outstanding                   45,000,000        45,000,000        45,000,000        45,000,000

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 16-SUBSEQUENT EVENTS (Unaudited)

(A) On April 20, 2004, the Company issued a convertible term note in the amount of $1,300,000 and seven (7) year warrants to purchase 520,000 shares of the Company's common stock with exercise prices of (i) $0.79 for the first 195,000 warrants (ii) $0.99 for the next 195,000 warrants
         (iii) $1.15 for the remaining. The note is convertible into the Company's common stock at an initial fixed conversion price of $0.68.


(B) On August 26, 2004 a stockholder advanced the Company $100,000. The advance is non-interest bearing and can be converted into common stock at fair market value at the time of conversion. The proceeds were used to assist the Company with the foreclosure proceeding on their main operating building (See Note 5)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We changed our accountant from Semple & Cooper, LLP in Arizona to Sellers & Andersen, LLC of Utah. We again changed accountants on February 16, 2004 from Sellers & Anderson, LLC to our accountants, Madsen & Associates, CPA's Inc. Effective June 17, 2004, Madsen & Associates CPA's, Inc. ("Madsen") was dismissed as the independent auditor for the Company and Marcum & Kliegman, was appointed as the new independent auditor for the Company.

Section 102 of the Sarbanes-Oxley Act of 2002 makes it unlawful after October 22, 2003 for any person that is not a registered public accounting firm (i.e. registered with the PCAOB) to prepare or issue, or to participate in the preparation or issuance of any report with respect to an issuer. Sellers & Anderson, LLC was not registered with the PCAOB, but issued a draft audit opinion dated July 11, 2003 that was incorporated into our original Form 10-K, dated July 14, 2003. Although registration with PCAOB was not required for public accounting firms on the filing date of the Form 10-K, the accountant labeled the financial statements as a draft. Therefore, we had our Madsen & Associates re-audit the financial statements in the amendment No. 1 to Form 10-KSB.

At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and / Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

In connection with the audits of our consolidated financial statements as of and for the years ended March 31, 2004 and 2003, Marcum & Kliegman LLP advised our management and that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there is inadequate structure within our accounting department. We believe this resulted from continued cost cutting efforts, which resulted in the termination of employees during the years ended March 31, 2004 and 2003. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including using a public accounting firm to review monthly closings and the engagement of a consultant to assist the Company with complex accounting issues.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Our directors and officers, as of September 10, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


                             With Company
Name                   Age   Position
--------------------   ---   -----------------------------
Jack Belluscio         42    President, Chief Executive Officer,
                             Chief Financial Officer and
                             Chairman of the Board
Steven Hoh             56    Secretary, Treasurer and Director

Jack  Belluscio has been the  President,  Chief  Executive  Officer,  Chief
Financial Officer and Chairman of our Board of Directors since April 15, 2003. He has been employed as the Chief Financial Officer of our subsidiary, Anscott Industries, Inc., since 2000. From 1995 to 2000 Mr. Belluscio was assigned to Global Technologies, El Segundo, Ca. as its President. From 1990 to 1995 he was President of Caled Chemical, Wayne, NJ. From 1987 to 1990 Mr. Belluscio was employed by Western Union, Upper Saddle River, NJ. From 1983 - 1987 he was employed by Citibank, New York, NY. Mr. Belluscio has an MBA with a concentration in finance and economics. He has held positions on the Board of Directors of the Textile Care Association and New York Military Academy.

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

Name & Position                   Year           Salary     Bonus       Other      Annual Long Term
                                  Compensation                                     Compensation
------------------------------------------------------------------------------------------------
Jack Belluscio                        2004       $27,996         0        0             0
President and Director

Steven Hoh                            2004       $47,277         0        0             0
Secretary, Treasurer
and Director

Our Directors do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 10, 2004, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                   Number of Shares of
Name of Beneficial Owner/          Common Stock             % of Beneficial
Identity of Group                  Beneficially Owned         Ownership
-------------------------------------------------------------------------------

Jack R. Belluscio                    34,521,565(1)             59.53%


Steven Hoh                                    0                    0

DIRECTORS AND
OFFICERS AS A
GROUP                                34,521,565                59.53%

(1) The Company had previously filed documents with the Securities and Exchange Commission disclosing that Jack Belluscio owned 44,000,000 shares of the Company's common stock. However, after consulting with its independent auditors, Company's management realized that these shares should have been distributed pro rata to all of the shareholders of Anscott Industries, Inc. pursuant to the Share Exchange Agreement with Liquidix, Inc. Based upon same, the 44,000,000 shares were redistributed, pro rata, to the Anscott shareholders and Jack Belluscio, the President and Chief Executive Officer of the Company, retained a total of 34,521,565 shares.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits      None.

(b)  Reports of Form 8-K:

     On May 18, 2004 we filed a report on Form 8-K for a change in auditor and we filed an amendment thereto on May 28, 2004.

     On June 18, 2004 we filed a report on Form 8-K for a change in auditor and we filed an amendment thereto on June 25, 2004.

Item 14. Principal Accounting Fees and Services

Marcum & Kliegman LLP was engaged on June 17, 2004, to perform an audit of our financial statements for the years ended March 31, 2004 and 2003 and perform a SAS 100 review of our interim financial statements to be included on Form 10QSB for the periods ended June 30, 2003, September 30, 2003, and December 31, 2003. The estimated fee for such services is $130,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                            ANSCOTT INDUSTRIES, INC.

                            By: /s/ Jack Belluscio
                            --------------------------------
                                    Jack Belluscio
                                    President and Director


Dated: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                    Date
---------                   -------                                  -------
/s/ Jack Belluscio          President, CEO, CFO and Director         September 13, 2004
------------------------
    Jack Belluscio

/s/ Steven Hoh
------------------------    Secretary, Treasurer and Director        September 13, 2004
    Steven Hoh