Form 10QSB
period 2004-06-30
ANSCOTT INDUSTRIES INC
filed 2004-09-17
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                           Commission File # 333-69686

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
        (Exact name of small business issuer as specified in its charter)

            Florida                                          86-0000714
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                     26 Hanes Drive, Wayne, New Jersey 07470
                    (Address of Principal Executive Offices)

                                  (973)305-8700
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 13, 2004: 57,989,083 shares of common stock outstanding, $0.001 par value.

                 ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX


                                                                                               Page
                                                                                               ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of June 30, 2004 (Unaudited)                     3
        Condensed Consolidated Statements of
        Operations for the three months ended June 30, 2004 and 2003 (Unaudited)                 4
        Condensed Consolidated Statements of
        Cash Flows for the three months ended June 30, 2004 (Unaudited)                          5
        Notes to Condensed Consolidated Financial Statements                                  6-10
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


ITEM 1. FINANCIAL STATEMENTS

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash and cash equivalents                                                            $   405,502
     Accounts receivable, net                                                                 499,368
     Inventories                                                                              522,755
     Prepaid expenses and other current assets                                                247,515
                                                                                          -----------
           Total current assets                                                             1,675,140

Property and equipment, net                                                                 1,316,467

Other assets:
     Security deposits                                                                         18,650
     Debt financing costs, net of amortization of $9,604                                      105,646
     Investment in Caled Signal Products Canada Ltd.                                          332,266
                                                                                          -----------
                 Total other assets                                                           456,562
                                                                                          -----------
                 Total assets                                                             $ 3,448,168
                                                                                          ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  Current liabilities:
     Current portion of long-term debt and short-term borrowings                          $ 1,242,508
     Accounts payable and accrued expenses                                                  1,199,704
     Due to officer and affiliate                                                             201,788
     Current portion of convertible notes payable, net of deferred
          debt discount of $57,877                                                            265,874
                                                                                          -----------

           Total Curent Liabilities                                                         2,909,874

Long-term debt, less current portion                                                          381,762
Convertible notes payable, less current portion, net deferred
      Debt discount of $191,444                                                               839,805
Other liabilities                                                                             782,383
                                                                                          -----------

Total Liabilities                                                                           4,913,824

Stockholders' deficiency:
     Common stock, $.001 par value 75,000,000 shares
          Authorized, 56,747,746 issued and outstanding                                        56,748
     Common stock to be issued, $0.001 par value, 2,400,000 shares                              2,400
     Additional paid-in capital                                                             7,271,462
     Deferred compensation                                                                   (135,000)
     Accumulated deficiency                                                                (8,695,304)
     Accumulated other comprehensive income                                                    34,037
                                                                                          -----------
                 Total stockholders' deficit                                               (1,465,657)
                                                                                          -----------
                Total liabilities and stockholders' deficiency                            $ 3,448,168
                                                                                          ===========

           See notes to condensed consolidated financial statements.



                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                THREE MONTHS ENDED
                                                                     JUNE 30
                                                        --------------------------------
                                                               2004             2003
                                                        --------------    --------------
Revenues                                                $   1,230,833     $    1,113,594
Cost of revenues                                              554,944            506,721
                                                        --------------    --------------
      Gross profit                                            675,889            606,873


Operating expenses:
    Selling                                                   478,105            381,200
    General and administrative                                424,213            231,184
                                                        --------------    --------------
Total operating expenses                                      902,318            612,384

Loss from operations                                         (226,429)            (5,511)

Other income (expenses):
  Non cash reverse acquisition expense                            --          (4,650,000)
  Other income - net                                          (19,287)          (168,057)
                                                        --------------    --------------
Total other income (expenses)                                 (19,287)        (4,818,057)

                                                        --------------    --------------
Net loss                                                $    (245,716)    $   (4,823,568)
                                                        ==============    ==============

Per share information
Net loss per share, basic and diluted                   $        (.00)    $        (0.10)
Weighted average shares outstanding                        56,648,460         47,593,288



           See notes to condensed consolidated financial statements.

                 ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30
                                                                    ---------------------------------------
                                                                         2004                      2003
                                                                    --------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash FLOWS FROM operating activities                  (220,187)                    28,076
                                                                    -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                (88,242)                   (26,275)

                                                                    -----------                -----------
             Net cash FLOWS FROM investing activities                   (88,242)                   (26,275)
                                                                    -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayment of credit line                                      (562,754)                       815
     Net repayments of long-term debt                                  (106,642)                    (9,781)
     Proceeds from sale of common stock                                 118,111                         --
     Proceeds from convertible debt                                   1,300,000                         --
     Debt financing costs                                              (115,250)                        --
                                                                    -----------                -----------
             Net cash FLOWS FROM financing activities                   633,465                     (8,966)
                                                                    -----------                -----------
Increase in cash and cash equivalents                                   325,036                     (7,165)
Cash and cash equivalents, beginning of the period                       80,466                     10,079
                                                                    -----------                -----------
Cash and cash equivalents, end of the period                        $   405,502                $     2,914
                                                                    ===========                ===========
Supplemental schedule of cash paid:
Interest                                                            $    43,056                $    24,684
Taxes                                                               $        --                $        --



           See notes to condensed consolidated financial statements.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Anscott Chemical Industries, Inc. was incorporated in the State of New Jersey on January 21, 1960. The Company is engaged in the business of manufacturing and distribution of cleaning chemicals and filters used specifically in the dry cleaning industry.

The Company sells the cleaning chemicals and filters primarily to customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. Credit losses, when realized, have been within the range of the Company's expectations and, historically have not been significant

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles for interim financial statements generally accepted in the United States of America and with Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary in order to make the financial statements not misleading.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that These condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2004 and 2003 and for each of the two years ended March 31, 2004, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - REVERSE ACQUISITION

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

Concurrent with the issuance of the 45,000,000 shares, Liquidix transferred of all of their operating assets and liabilities to AFS for no monetary consideration. ASF is controlled by the former directors and officers if Liquidix. At April 1, 2003 Liquidix assets and liabilities consisted of approximately:

           Current Assets                           $     1,061,000
           Property and Equipment                           183,000
           Other Assets                                     209,000
                                                    -----------------

                                                                                1,453,000
           Liabilities                                                          1,352,000
                                                                         ----------------
           Loss on disposal                                               $       101,000
                                                                         ================

As a result of the reverse acquisition Liquidix changed its name to Anscott Industries, Inc. and Anscott changed its year end from December 31st to March 31st. As a result of the reverse acquisition with Liquidix the Company issued to a placement

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued

agent 4,000,000 shares of its common stock and agreed to issue at a future date 3,750,000 shares to a financial consultant. The agent and the consultant were issued stock in consideration for assistance in facilitating the reverse acquisition.

The Company had a written agreement with the consultant that upon Anscott becoming a publicly traded company, Anscott, would issued to the consultant 10% of the shares received by the Anscott shareholders. This agreement expired prior to the reverse acquisition transaction with Liquidix. The Company and the consultant agreed to issue the consultant 3,750,000 as consideration for assistance in facilitating the reverse acquisition. Accordingly, the Company recorded an expense in the amount of $4,650,000 relating to the issuance of the 4,000,000 shares and the 3,750,000 shares to be issued.

NOTE 3 - MANAGEMENTS LIQUIDITY PLANS

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the THREE MONTHS June 30, 2004, the Company incurred a net loss of approximately $245,700 and had a working capital deficiency of approximately $1,231,000.

The Company has begun implementing various marketing plans to increase revenues and is also seeking to make strategic acquisitions. In April 2004 the Company raised $1,300,000 in the form of a convertible term loan (See Note 7) and if needed will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. A portion of the new term loan was used to pay off the line of credit. In addition in July 2004 the Company entered into an agreement with the Internal Revenue Service whereby agreeing to pay $10,000 per month in overdue payroll taxes (See
Note 5).

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

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

STOCK BASED COMPENSATION
------------------------

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123. As of June 30, 2004 and 2003, the Company had no outstanding options and warrants, therefore no pro forma disclosures are required.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued

REVENUE RECOGNITION
-------------------

Revenue consists of the sale of cleaning chemicals and filters. Revenue on the sale of cleaning chemicals and filters is recognized upon evidence of an agreement and when title of merchandise has passed.

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

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

PAYROLL TAXES PAYABLE
---------------------

At June 30, 2004 $782,384 of unpaid payroll taxes (including interest and penalties) are included in other liabilities, respectively and $120,000 is included in accounts payable and accrued expenses. On July 2, 2004, the Company entered into a settlement agreement with the Internal Revenue Service, whereby the Company agreed to pay in the aggregate $902,384 payable in monthly installments of $10,000.

Future minimum payments on the Internal Revenue Service Settlement Agreement are as follows:

          June 30,
          2005                                  $    120,000
          2006                                       120,000
          2007                                       120,000
          2008                                       120,000
          Thereafter                                 422,384
                                            ----------------------
                                                $    902,384
                                            ======================

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued

NOTE 6 - STOCKHOLDERS' DEFICIENCY

During the period ended June 30, 2004 the Company sold 576,367 shares of its restructured common stock for an aggregate purchase price of $101,111.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

     Long-term debt at March 31, June 30, 2004 consists of the following:

                  2004 Notes Payable [1]                                                            $       55,000

                  Convertible Term Note Payable [2]                                                      1,300,000
                                                                                                   ---------------

                                                                                                         1,355,000

                  Less Deferred Debt Discount                                                             (253,408)
                                                                                                   ----------------

                  Total convertible notes payable                                                        1,101,592

                  Less current portion, net of derferred discount of $61,964                              (261,787)
                                                                                                   ----------------

                  Convertible notes payable, net of current maturities and deferred debt
                     discount of $191,444                                                           $      839,805
                                                                                                   ===============

[1] At various dates in February and March 2004, the Company issued Notes Payable in varying amounts to six (6) individuals for an aggregate amount of $55,000. The notes are due one (1) year from issuance date. In lieu of interest, the Company issued one (1) of its common stock for each two (2) dollars of debt. Accordingly the Company issued 27,500 shares of common stock. The relative fair value of the stock in the amount of $16,391 has been recorded as a deferred debt discount and will accrete to interest expense over the life of the notes. At March 31, 2004, the company recognized $1,927 of interest expense relating to the notes.

     If the Company defaults on the notes they become convertible into the Company's common stock at a conversion price equal to 50% of the fair market value on the date of conversion. Accordingly if the Company defaults on any or all of the notes, they will record a beneficial conversion feature in the aggregate of $27,500.

[2] On April 20, 2004, the Company issued a convertible term note in the amount of $1,300,000 and seven (7) year warrants to purchase 520,000 shares of the Company's common stock with exercise prices of (i) $0.79 for the first 195,000 warrants (ii) $0.99 for the next 195,000 warrants and (iii) $1.15 for the remaining, which is due April 20, 2007. Interest is due monthly and bears interest at prime rate plus 2% (6% at June 30, 2004). In addition the Company paid a financing fee equal to 3.5% of gross proceeds plus other expenses which totaled approximately $69,500.

     Principal payments on the convertible term note are (1) $25,000 monthly payment commencing November 1, 2004 through April 1, 2004 (2) $47,917 through April 2007. At the Company's option they can elect to make the monthly payments in common stock (as defined).

     In connection with the issuance of convertible term note, $253,000 of the debt proceeds was allocated to the fair value of the warrants and recorded as a deferred debt discount. The debt discount will accrete to interest expense over the term of the debt.

                 ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 Continued

     The note is convertible into the Company's common stock at an initial fixed conversion price of $0.68 upon the registration of the underlying common stock. When the underlying common stock is registered the Company will record a minimum beneficial conversion feature in the amount of $138,000. The beneficial conversion feature will accrete to interest expense over the remaining life of the note or conversion of the note which ever is earlier.

     Future minimum payments on the convertible notes payable are as follows:

                June 30,
                  2005                      $         323,751
                  2006                                575,004
                  2007                                456,245
                                           -------------------

          Total cash payments                       1,355,000

      Less deferred debt discount                    (253,408)
                                           --------------------
                                            $       1,101,592
                                           ====================

NOTE 8 - SUBSEQUENT EVENT

     On August 26, 2004 a stockholder advanced the Company $100,000. The advance is non-interest bearing and can be converted into common stock at fair market value at the time of conversion. The proceeds were used to assist the Company in negotiations with its mortgage lender with respect to the foreclosure proceeding on their main operating building (See Note 5).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES

INTRODUCTION

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included herein. Certain statements are not based on historical facts, but are forward-looking statements that are based upon assumptions about our future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described. Our ability to consummate transactions and achieve events or results is subject to certain risks and uncertainties, which include, but are not limited to, the existence of demand for and acceptance of our products, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting our business that are beyond our control.

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

Currently our principal activity is to manufacture and sell specialty chemicals, cleaning agents, odor eliminators, repellents, treatments, purification and decontamination processes for the commercial laundry and cleaning industries. Our business is conducted through three segments: chemical & additive technology for cleaning and coatings of textiles; filtration & equipment that extends the life traditional cleaning chemicals through a recycling process; commercialization venture leveraging aerospace technology and distribution in order to move from laboratory to commercial products quickly, extending the company's knowledge to deliver solutions to protect people, property and the environment. We have our operations in New Jersey. We sell to over 100 distributors and 5,000 throughout North America. For the three months ended June 30, 2004 sales of chemicals & additive products accounted for 80% and filtration & equipment, 20% of revenues, respectively.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues for the three months ended June 30, 2004 were $1,230,833 as compared to $1,113,594 for the three months ended June 30, 2003. The increase in revenues were due to improved operations and distributor support of finished goods, additional marketing and sales activities has also expanded the company's end-user base. Cost of sales for the three months ended June 30, 2004 were $554,944 as compared to $506,721 for the three months ended June 30, 2003. This increase was due to additional purchases for inventory to satisfy the company's revenue growth. Selling expenses for the three months ended June 30, 2004 were $478,105 and compared to $381,200 for the three months ended June 30, 2003 increase in selling expense were due to additional territories and revenue growth programs. General and administrative expenses were $424,213 for the three months ended June 30, 2004 as compared to $231,184 for the three months ended June 30, 2003. This increase was due to one time events for professional fees related to the merger and certain reclassifications. For the three months ended June 30, 2004, we incurred a net operating loss of $226,429 compared to a net operating loss of $5,511 for the three months ended June 30, 2003. The net loss resulted primarily from preparing the company for growth through its current distribution channel and future acquisitions.

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

Cash used in operating activities during the three months ended three months ended June 30, 2004 amounted to $206,497 primarily the result of current losses.

Cash used in investing activities for the three months ended June 30, 2004 was $217,182 primarily relating to loan acquisition fees and purchases of property and equipment.

Cash provided by financing activities for the three months ended June 30, 2004 was $748,715 primarily from proceeds of convertible debt net of payoff of a credit line.

PLAN OF OPERATIONS FOR FISCAL YEAR 2005

We anticipate that sales will increase we should be able to achieve profitability during fiscal year 2005. Future activities will be directed towards expanding our footprint within our existing market for our products and penetrating new markets. We currently have operations in the United States and Canada. During the coming year Anscott Industries will be implementing strategic acquisition plan that will include similar manufacturing companies to maximize the company's existing operations and staff. The national sales and distributions channel will be expanded to increase volume to the company's existing end-user market. We believe that the cash flows from the successful execution of our national sales and distributions channel will result in increased sales and any additional capital that we may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund our operations. In addition we have obtained a firm commitment from two key stockholders that if needed they will assists in funding the Company's operations and meet the Company's current debt requirements. These commitments and pledges extend though at least March 31, 2005 and any advances will not be due no early than March 31, 2006. On August 26, 2004 one of the stockholders advanced the Company $100,000 as part of the Company's negotiations with its mortgage lender. However, there can be no assurance that we will be successful in any of our plans. To the extent that are unsuccessful in our plans to increase our cash position, we may find it necessary to curtail some of our operations and possible future acquisitions.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and / Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None

On May 18, 2004, the Company filed a Form 8-K based on a change of its accountant to Madsen & Associates, CPA and, on May 28, 2004, the Company filed an amendment to this Form 8-K.

On June 18, 2004, the Company filed a Form 8-K based on a change of its accountant to Marcum & Kliegman and, on June 25, 2004, the Company filed an amendment to this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 13, 2004.

                             ANSCOTT INDUSTRIES, INC.

Date:  September 16, 2004    By: /s/  Jack Belluscio
                             -------------------------
                             Jack Belluscio
                             Chairman and President