Form 10QSB
period 2004-09-30
ANSCOTT INDUSTRIES INC
filed 2004-11-22
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 2004: 59,210,940 shares of common stock outstanding,
                                $0.001 par value.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX

                                                                                      Page
                                                                                      ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheet as of September 30, 2004                 3
          (Unaudited)

          Condensed Consolidated Statements of Operation for the three and six          4
          months ended September 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the six months            5
          ended September 30, 2004 And 2003 (Unaudited)

          Notes to Condensed Consolidated Financial Statements                        6-8

     Item 2. Management's Discussion and Analysis of Financial Condition

     Item 3. Controls and Procedures

Part II--OTHER INFORMATION
     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K
     Signature

ITEM 1. FINANCIAL STATEMENTS




                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS
 Cash                                                                   $     48,092
 Accounts receivable net of $12,000 allowance                                597,955
 Inventories                                                                 402,986
 Prepaid expenses and other current assets                                   133,755
                                                                 --------------------
  TOTAL CURRENT ASSETS                                                                      $ 1,182,788

PROPERTY AND EQUIPMENT, net                                                                   1,321,516

OTHER ASSETS:
 Debt financing costs, net of amortization                              $     96,042
 Investment in Caled Signal Products Canada Ltd.                             382,928
 Security deposits                                                            18,650
                                                                 --------------------
  TOTAL OTHER ASSETS                                                                            497,620
                                                                                         ---------------

  TOTAL ASSETS                                                                              $ 3,001,924
                                                                                         ===============






         See notes to condensed consolidated financial statements.


                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Current maturities of long-term debt                                $ 1,166,614
 Accounts payable and accrued expenses                                 1,172,568

 Due to officer and affiliate                                            194,452
 Current portion of convertible notes payable, net deferred
     debt discount of $90,625                                            376,877
                                                                    -------------

  TOTAL CURRENT LIABILITIES                                                          $  2,910,511

 Convertible notes payable, less current portion,  net deferred
     debt discount of $133,528                                                            753,970
 Long-term debt, less current portion                                                     358,444
 Other liabilities                                                                        752,384

  TOTAL LIABILITIES                                                                     4,775,309

STOCKHOLDERS' DEFICIENCY
 Common stock, $.001 par value 75,000,000 shares
 Authorized, 56,747,746 issued and outstanding                       $    56,748
 Common Stock to be issued, $0.01 par value, 2,400,000
     Shares                                                                2,400
 Additional paid-in capital                                            7,276,262
 Deferred compensation                                                   (90,000)
 Accumulated deficit                                                  (9,079,866)
 Accumulated other comprehensive income                                   61,071
                                                                    -------------
  TOTAL STOCKHOLDERS' DEFICIENCY                                                       (1,773,385)
                                                                                     -------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
                  DEFICIENCY                                                         $  3,001,924
                                                                                     =============


         See notes to condensed consolidated financial statements.



                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   SEPTEMBER 30                        SEPTEMBER 30
                                              2004              2003              2004              2003
                                          ------------      ------------      ------------      ------------


REVENUES                                  $  1,130,212      $  1,118,245      $  2,361,045      $  2,231,839

COST OF GOODS REVENUES                         587,342           512,869         1,141,786         1,019,590
                                          ------------      ------------      ------------      ------------


GROSS PROFIT                                   542,870           605,376         1,219,259         1,212,249

OPERATING EXPENSES

Selling                                        466,872           451,319           945,477           832,519

General and administrative                     458,939           269,764           883,152           500,948
                                          ------------      ------------      ------------      ------------


LOSS FROM OPERATIONS                          (382,941)         (115,707)         (609,370)         (121,218)

OTHER INCOME (EXPENSE):

Non cash reverse acquisition expense                                                              (4,650,000)

Other income (expense)                          (1,621)          (12,576)          (20,908)         (180,633)
                                          ------------      ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                    (1,621)          (12,576)          (20,908)       (4,830,633)
                                          ------------      ------------      ------------      ------------


NET LOSS                                      (384,562)         (128,283)         (630,278)       (4,951,851)
                                          ============      ============      ============      ============

Per share information
Net loss per share, basic and diluted     $      (0.01)     $      (0.00)     $      (0.01)     $      (0.10)

Weighted average shares outstanding         56,847,296        49,684,069        56,800,322        48,644,391


         See notes to condensed consolidated financial statements.


                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                                               2004                     2003
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                       ---------------------    ----------------------
       NET CASH USED IN OPERATING ACTIVITIES                                 $     (589,527)            $      (3,535)
                                                                       ---------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of fixed assets                                                    (127,080)
                                                                       ---------------------    ----------------------

           NET CASH USED IN INVESTING ACTIVITIES                                   (127,080)                        -
                                                                       ---------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net repayments of credit line                                               (562,754)                   20,432

       Net repayments of long term debt                                            (205,854)                  (19,458)

       Proceeds from sale of common stock                                           118,111

       Proceeds from convertible debt                                             1,184,750

       Advances from stockholder                                                    150,000                     6,000

           NET CASH FLOWS FROM FINANCING ACTIVITIES                                 684,253                     6,974


NET (DECREASE) INCREASE IN CASH                                                     (32,354)                    3,439


CASH, BEGINNING OF PERIOD                                                            80,446                    10,079
                                                                       ---------------------    ----------------------

CASH, END OF PERIOD                                                          $       48,092             $      13,518
                                                                       =====================    ======================





See notes to condensed consolidated financial statements

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

NOTE 3 - MANAGEMENTS LIQUIDITY PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the Six Months ended September 30, 2004, the Company incurred a net loss of approximately $630,278 and had a working capital deficiency of approximately $1,727,000.

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

The Company believes that with the capital raised in April 2004, the cash flows from the successful execution of its marketing plans resulting in increased sales, and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. During October the Company resolved foreclosure proceedings with their mortgage lender (See Note 5).

In addition the Company has obtained a firm commitment from two key stockholders that if needed they will assists in funding the Company's operations and meet the Company's current debt requirements. These commitments and pledges extend though at least March 31, 2005 and any advances will be due no early than March 31, 2006. On August 26, 2004 and September 17, 2004 one of the stockholders advanced the Company $100,000 and $50,000 as part of the Company's negotiations with its mortgage lender.

However, there can be no assurance that the Company will be successful in any of its plans. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

STOCK BASED COMPENSATION
------------------------

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123. As of September 30, 2004 and 2003, the Company had no outstanding options and warrants, therefore no pro forma disclosures are required.

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

The mortgage lender or the Company's headquarters building located in Wayne NJ, has commenced a foreclosure action on the building in 2004. The Company has begun negotiations with the lender. On August 26, 2004 the Company paid $100,000 which was put into escrow until a settlement with the lender can be completed. On November 1, 2004, the Company, entered into a Modification Agreement and Promissory Note with the lender. Pursuant to the Modification Agreement the new principle amount of $1,186,352 will be re-amortized over the remaining term of the original mortgage. In addition the lender issued a non-interest bearing promissory note to the Company in the amount of $121,258. This note represents late charges, accrued interest, and costs that the lender incurred relating to the Modification Agreement. The Promissory Note is payable in thirty-six monthly installments commencing January 15, 2005.

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

PAYROLL TAXES PAYABLE
---------------------

At September 30, 2004 $752,384 of unpaid payroll taxes (including interest and penalties) are included in other liabilities, respectively and $120,000 is included in accounts payable and accrued expenses. On July 2, 2004, the Company entered into a settlement agreement with the Internal Revenue Service, whereby the Company agreed to pay in the aggregate $902,384 payable in monthly installments of $10,000.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued


Future minimum payments on the Internal Revenue Service Settlement Agreement are as follows:

         September 30,
         -------------
              2005                     $ 120,000
              2006                       120,000
              2007                       120,000
              2008                       120,000
           Thereafter                    392,384
                                  ----------------------
                                       $ 872,384
                                  ======================


NOTE 6-CONVERTIBLE NOTES PAYABLE

       Long-term debt at September 30, 2004 consists of the following:

                  2004 Notes Payable [1]                                                             $      55,000

                  Convertible Term Note Payable [2]                                                      1,300,000
                                                                                                   ---------------

                                                                                                         1,355,000

                  Less Deferred Debt Discount                                                             (224,153)
                                                                                                   ---------------

                  Total convertible notes payable                                                        1,130.847

                  Less current portion, net of deferred discount of $90,625                               (376,877)
                                                                                                   ---------------

                  Convertible notes payable, net of current maturities and deferred debt
                     discount of $133,528                                                            $     753,970
                                                                                                   ===============

     [1] At various dates in February and March 2004, the Company issued Notes Payable in varying amounts to six (6) individuals for an aggregate amount of $55,000. The notes are due one (1) year from issuance date. In lieu of interest, the Company issued one (1) of its common stock for each two (2) dollars of debt. Accordingly the Company issued 27,500 shares of common stock. The relative fair value of the stock in the amount of $16,391 has been recorded as a deferred debt discount and will accrete to interest expense over the life of the notes. During the six months ended September 30, 2004, the company recorded approximately $8,200 of interest expense relating to the notes.

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

          Future minimum payments on the convertible notes payable are as follows:

                              September 30,
                                  2005                   $   323,751
                                  2006                       575,004
                                  2007                       456,245
                                                         -----------

                          Total cash payments              1,355,000

                      Less deferred debt discount           (224,153)
                                                         -----------

                                                         $ 1,130,847
                                                         ===========

NOTE 7-LOAN FROM STOCKHOLDER

     On August 26, 2004 a stockholder advanced the Company $100,000. An additional, $50,000 was advanced on September 17, 2004. The advance is non-interest bearing and can be converted into common stock at fair market value at the time of conversion. The proceeds were used to assist the Company in negotiations with its mortgage lender with respect to the foreclosure proceeding on their main operating building (See Note 5).

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

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

Revenues for the six months ended September 30, 2004 were $2,361,045 as compared to $2,231,839 for the six months ended September 30, 2003. The increase in revenues was due to improved operations and distributor support of finished goods, additional marketing and sales activities has also expanded the company's end-user base. Cost of sales for the six months ended September 30, 2004 were $1,141,786 as compared to $1,019,590 for the six months ended September 30, 2003. This increase was due to additional purchases for inventory to satisfy the company's revenue growth. Selling expenses for the six months ended September 30, 2004 were $945,477 and compared to $832,519 for the six months ended September 30, 2003. This increase in selling expenses was due to additional territories and revenue growth programs. General and administrative expenses were $883,152 for the six months ended September 30, 2004 as compared to $500,948 for the six months ended September 30, 2003. This increase was due to one-time events for professional fees related to the reverse acquisition and certain reclassifications. For the six months ended September 30, 2004, we incurred a net operating loss of $609,370 compared to a net operating loss of $121,218 for the six months ended September 30, 2003. The increase net loss resulted primarily incurring more expenses in order to prepare the company for growth through its current distribution channel and future acquisitions.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on its commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

The Company has been and is currently reliant upon outside sources to eliminate its working capital deficiency. As a result we are actively seeking additional capital resources through the sale of equity. In April, 2004 we borrowed $1,300,000 in the form of a convertible note (See Note 16 to the consolidated financial statements). These funds were used to repay the Company's asset based lender with a balance of $680,915 substantially reducing the company's cost of money. The remaining funds have been used to expand the company's national sales force, launch new products and assist in operational cost. Management believes these fundamental investments will increase gross sales over the next twelve months, which we expect will enable the Company to become profitable in the coming year. The Company's is expected growth and positive cash flow is expected to sustain its cash requirements over the next twelve months. Historically, the Company's primary source of cash has been from operations and debt financing by related parties.

The Company believes that with the capital raised in April 2004, the cash flows from the successful execution of its marketing plans resulting in increased sales, and any additional capital that the Company may obtain through sales of its equity and debt securities will be sufficient to pay that portion of its debt that is due within the next twelve months, as well as to fund the Company's operations. During October 2004 the Company resolved foreclosure proceedings with their mortgage lender (See Note 5 to the condensed consolidated financial statements).

In addition the Company has obtained a firm commitment from two key stockholders that if needed they will assists in funding the Company's operations and meet the Company's current debt requirements. These commitments and pledges extend though at least March 31, 2005 and any advances will be due no early than March 31, 2006. On August 26, 2004 and September 17, 2004 one of the stockholders advanced the Company $100,000 and $50,000 as part of the Company's negotiations with its mortgage lender.

However, there can be no assurance that the Company will be successful in any of its plans. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions.

CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

Cash used in operating activities during the six months ended September 30, 2004 amounted to $589,527 primarily the result of current losses.

Cash used in investing activities for the six months ended September 30, 2004 was $127,080 primarily relating to loan acquisition fees and purchases of property and equipment.

Cash provided by financing activities for the six months ended September 30, 2004 was $684,253 primarily from proceeds of convertible debt net of payoff of a credit line.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues for the three months ended September 30, 2004 were $1,130,212 as compared to $1,118,245 for the three months ended September 30, 2003. The increase in revenues was due to improved operations and distributor support of finished goods, additional marketing and sales activities has also expanded the company's end-user base. Cost of sales for the three months ended September 30, 2004 were $587,342 as compared to $512,869 for the three months ended September 30, 2003. This increase was due to additional purchases for inventory to satisfy the company's revenue growth. Selling expenses for the three months ended September 30, 2004 were $466,872 and compared to $451,319 for the three months ended September 30, 2003 increase in selling expense were due to additional territories and revenue growth programs. General and administrative expenses were $458,939 for the three months ended September 30, 2004 as compared to $269.764 for the three months ended September 30, 2003. This increase was due to one time events for professional fees related to the merger and certain reclassifications. For the three months ended September 30, 2004, we incurred a net operating loss of $382,941 compared to a net operating loss of $115,707 for the three months ended September 30, 2003. The net loss resulted primarily from preparing the company for growth through its current distribution channel and future acquisitions.

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

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and / Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Internet Marketing Solutions, Inc. has filed a lawsuit to seek 250,000 shares issued to it for services provided to the Company prior to the reverse acquisition between Liquidix and Anscott. Such matter has been filed by the plaintiff in the U.S. District Court of Utah. The plaintiff claims that it was issued 250,000 of Liquidix shares for services rendered. Pursuant to the complaint, on December 18, 2002, we cancelled those shares. We have been in contact with the plaintiff's attorney to attempt to settle this matter amicably. We have also been in discussion with the previous officers and directors of the Company to determine the validity of this lawsuit. We intend to retain counsel to respond to this claim and we believe that such claim may be covered under the indemnification clause set forth in the Stock Purchase Agreement and Share Exchange between Anscott and Liquidix.

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

Item 3.     Defaults Upon Senior Securities.                     Not Applicable

Item 4.     Submission of Matters to a Vote of Security          None.

Item 5.     Other Information.                                   None

Item 6.     Exhibits and Reports of Form 8-K.                    None




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 18, 2004.


                             ANSCOTT INDUSTRIES, INC.


Date:  November 22, 2004     By: /s/  Jack Belluscio
                             -------------------------
                                      Jack Belluscio
                                      Chairman and President