Form 10QSB
period 2004-12-31
ANSCOTT INDUSTRIES INC
filed 2005-02-22
CIK 1047733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

             For the quarterly period ended December 31, 2004

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 19, 2005: 59,365,436 shares of common stock outstanding, $0.001 par value.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX

                                                                                      Page
                                                                                      ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheet as of December 31, 2004                  3
          (Unaudited)

          Condensed Consolidated Statements of Operation for the three and nine         4
          months ended December 31, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months           5
          ended December 31, 2004 And 2003 (Unaudited)

          Notes to Condensed Consolidated Financial Statements                        6-8

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

ITEM 1. FINANCIAL STATEMENTS



                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)




CURRENT ASSETS

 Cash                                                                   $      4,263
 Accounts receivable net of $12,000 allowance                                602,124
 Inventories                                                                 481,106
 Prepaid expenses and other current assets                                   188,028
                                                                 --------------------
  TOTAL CURRENT ASSETS                                                                      $ 1,275,521

PROPERTY AND EQUIPMENT, net                                                                   1,320,167

OTHER ASSETS:
 Debt financing costs, net of amortization                              $     86,438
 Investment in Caled Signal Products Canada Ltd.                             390,092
 Security deposits                                                            18,650
                                                                 --------------------
  TOTAL OTHER ASSETS                                                                            495,180
                                                                                         ---------------

  TOTAL ASSETS                                                                              $ 3,090,868
                                                                                         ===============







         See notes to condensed consolidated financial statements.


                   ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET(Continued)
                               DECEMBER 31, 2004
                                   (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

 Current maturities of long-term debt                            $    131,000
 Accounts payable and accrued expenses                              1,329,179

 Due to officer and affiliate                                         364,452
 Current portion of convertible notes payable, net deferred
    debt discount of $86,539                                          380,963
                                                                 -------------


  TOTAL CURRENT LIABILITIES                                                      $  2,205,594

Convertible notes payable, less current portion, net deferred
   debt discount of $112,145                                                          775,053
Long-term debt, less current portion                                                1,569,991
Other liabilities                                                                     722,384
                                                                                 ------------
  TOTAL LIABILITIES                                                                 5,273,022

STOCKHOLDERS' DEFICIENCY
  Common stock,  $.001 par value 75,000,000 shares
  Authorized,  56,747,746 issued and outstanding                 $     56,748
  Common Stock to be issued, $0.001 par value,2,400,000
     Shares                                                             2,400
  Additional paid-in capital                                        7,286,248
  Deferred compensation                                               (45,000)
  Accumulated deficit                                              (9,553,253)
  Accumulated other comprehensive income                               70,703

    TOTAL STOCKHOLDERS' DEFICIENCY                                                 (2,182,154)

    TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                                      $  3,090,868



           See notes to condensed consolidated financial statements.


                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)



                                                THREE  MONTHS ENDED                  NINE MONTHS ENDED
                                                    DECEMBER 31                        DECEMBER 31
                                              2004              2003             2004               2003
                                          ------------      ------------      ------------      ------------

REVENUES                                  $  1,136,631      $  1,197,334      $  3,499,675      $  3,429,173

COST OF GOODS REVENUES                         556,367           551,281         1,698,154         1,570,871
                                          ------------      ------------      ------------      ------------

GROSS PROFIT                                   582,264           646,053         1,801,521         1,858,302

OPERATING EXPENSES

Selling
                                               475,291           415,612         1,419,122         1,248,131
General and administrative                     475,250           241,140         1,358,402           742,088
                                          ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                          (368,277)          (10,699)         (976,003)         (131,917)

OTHER INCOME (EXPENSE):

Non cash reverse acquisition expense        (4,650,000)
Other income (expense)                        (106,754)           11,604          (127,662)        {169,029)
                                          ------------      ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                  (106,754)           11,604          (127,662)       (4,819,029)
                                          ------------      ------------      ------------      ------------

NET (LOSS) INCOME                             (475,031)              905        (1,103,665)       (4,950,946)
                                          ============      ============      ============      ============

Per share information
Net loss per share, basic and diluted     $      (0.00)     $      (0.00)     $      (0.02)     $      (0.10)

Weighted average shares outstanding         56,847,296        51,617,330        56,717,037        49,638,974




           See notes to condensed consolidated financial statements.


                   ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)




                                                                               2004                     2003
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                       ---------------------    ----------------------

       NET CASH (USED IN)PROVIDED BY OPERATING ACTIVITIES                   $      (806,262)            $     187,348
                                                                       ---------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of fixed assets                                                    (140,127)                  (38,349)
                                                                       ---------------------    ----------------------

           NET CASH USED IN INVESTING ACTIVITIES                                   (140,127)                  (38,349)
                                                                       ---------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net repayments of credit line                                               (562,754)                  (57,660)

       Repayments of long term debt                                                 (29,921)                  (29,239)

       Proceeds from sale of common stock                                           118,111

       Proceeds from the issuance of convertible debt                             1,184,750

       Advances from stockholder                                                    160,000                     5,070
                                                                       ---------------------    ----------------------
           NET CASH PROVIDED BY (USED IN) FROM FINANCING ACTIVITIES                 870,186                   (81,829)
                                                                       ---------------------    ----------------------

NET (DECREASE) INCREASE IN CASH                                                     (76,203)                   67,170


CASH, BEGINNING OF PERIOD                                                            80,466                    10,079
                                                                       ---------------------    ----------------------

CASH, END OF PERIOD                                                         $         4,263             $      77,249
                                                                       =====================    ======================






            See notes to condensed consolidated financial statements

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that These condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2004 and 2003 and for each of the two years ended March 31, 2004, which are included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE 3 - MANAGEMENTS LIQUIDITY PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America, which contemplate continuation of the Company as a going concern. However, for the Nine Months ended December 31, 2004, the Company incurred a net loss of approximately $1,104,000 and had a working capital deficiency of approximately $930,000.

The Company has begun implementing various marketing plans to increase revenues and is also seeking to make strategic acquisitions. In April 2004 the Company raised $1,300,000 in the form of a convertible term loan (See Note 6) and if needed will attempt to raise additional capital to assist in the further execution of its marketing plans and to fund any possible future acquisitions. A portion of the new term loan was used to pay off the line of credit. In addition in July 2004 the Company entered into an agreement with the Internal Revenue Service whereby agreeing to pay $10,000 per month in overdue payroll taxes (See
Note 5).

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

In addition the Company has obtained a firm commitment from two key stockholders that if needed they will assists in funding the Company's operations and meet the Company's current debt requirements. These commitments and pledges extend through at least March 31, 2005 and any advances will be due no early than March 31, 2006. During the nine months including December 31,2004 one of the stockholders advanced the Company $160,000 as part of the Company's negotiations with its mortgage lender.

However, there can be no assurance that the Company will be successful in any of its plans. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

STOCK BASED COMPENSATION
------------------------

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued

disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123. As of December 31, 2004 and 2003, the Company had no outstanding options and warrants, therefore no pro forma disclosures are required.

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

In October, 2004, the Company, entered into a Modification Agreement and Promissory Note with the mortgage lender of the Company's headquarters building located in Wayne NJ. Pursuant to the Modification Agreement the new principle amount of $1,186,352 will be re-amortized over the remaining term of the original mortgage. In addition the lender issued a non-interest bearing promissory note to the Company in the amount of $121,258. This note represents late charges, accrued interest, and costs that the lender incurred relating to the Modification Agreement. The Promissory Note is payable in thirty-six monthly installments commencing January 15, 2005.

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

PAYROLL TAXES PAYABLE
---------------------

At December 31, 2004 $722,384 of unpaid payroll taxes (including interest and penalties) are included in other liabilities, respectively and $120,000 is included in accounts payable and accrued expenses. On July 2, 2004, the Company entered into a settlement agreement with the Internal Revenue Service, whereby the Company agreed to pay in the aggregate $902,384 payable in monthly installments of $10,000.

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued


Future minimum payments on the Internal Revenue Service Settlement Agreement are as follows:

          December 31,
          ------------

           2005                                   $ 120,000
           2006                                     120,000
           2007                                     120,000
           2008                                     120,000
           Thereafter                               242,384
                                                  ---------
                                                  $ 722,384
                                                  =========



NOTE 6 - CONVERTIBLE NOTES PAYABLE

        Long-term debt at December 31, 2004 consists of the following:

                 2004 Notes Payable [1]                                         $      55,000

                 Convertible Term Note payable (2]                                  1,300,000
                                                                                -------------
                                                                                    1,355,000

                 Less Deferred Debt Discount                                         (198,984)


                 Total convertible notes payable                                    1,156,016
                 Less current portion, net of deferred discount of $86,539           (380,963)
                                                                                --------------

                 Convertible notes payable, net of current maturities and
                   deferred debt discount of $112,445                           $     775,053
                                                                                =============

     [1] At various dates in February and March 2004, the Company issued Notes Payable in varying amounts to six (6) individuals for an aggregate amount of $55,000. The notes are due one (1) year from issuance date. In lieu of interest, the Company issued one (1) of its common stock for each two (2) dollars of debt. Accordingly the Company issued 27,500 shares of common stock. The relative fair value the stock in the amount of $16,391 has been recorded as a deferred debt discount and will accrete to interest expense over the life of the notes. During the nine months ended December 31, 2004, the company recorded approximately $12,300 of interest expense relating to the notes.

          If the Company defaults on the notes they become convertible into the Company's common stock at a conversion price equal to 50% of the fair market value on the date of conversion. Accordingly if the Company defaults on any or all of the notes, they will record a beneficial conversion feature in the aggregate of $27,500.

     [2] On April 20, 2004, the Company issued a convertible term note in the amount of $1,300,000 and seven (7) year warrants to purchase 520,000 shares of the Company's common stock with exercise prices of (i) $0.79 for the first 195,000 warrants (ii) $0.99 for the next 195,000 warrants and (iii) $1.15 for the remaining, which is due April 20, 2007. Interest is due monthly and bears interest at prime rate plus 2% (7.25% at December 31, 2004). In addition the Company paid a financing fee equal to 3.5% of gross proceeds plus other expenses which totaled approximately $69,500.

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

                    ANSCOTT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    Continued

The note is convertible into the Company's common stock at an initial fixed conversion price of $0.68 upon the registration of the underlying common stock. When the underlying common stock is registered the Company will record a minimum beneficial conversion feature in the amount of $138,000. The beneficial conversion feature will accrete to interest expense over the remaining life of the note or conversion of the note which ever is earlier. The company is in violation of the Registration Rights Agreement. The company is currently negotiating with investor to mitigate the damages. There can be no assurances that the company will be successful in their negotiations. Accordingly the company has recorded the $150,000 in estimated damages which is included in accounts payable.

Future minimum payments on the convertible notes payable are as follows:

                   December 31,
                       2005                       $     323,751
                       2006                             575,004
                       2007                             456,245
                                                  -------------

              Total cash payments                     1,355,000

          Less deferred debt discount                  (198,984)
                                                  -------------
                                                  $   1,156,016
                                                  =============

NOTE 7 - LOAN FROM STOCKHOLDER

During the nine months including December 31, 2004 a stockholder advanced the Company $160,000. The advance is non-interest bearing and can be converted into common stock at fair market value at the time of conversion. The proceeds were used to assist the Company in negotiations with its mortgage lender with respect to the modification agreement and promissory note with the mortgage lender on their main operating building (See Note 5).


NOTE 8 - SUBSEQUENT EVENT

Subsequent to December 31, 2004, the Company issued 217,690 shares of its common stock to settle approximately $150,000 of trade payables.

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

Currently our principal activity is to manufacture and sell specialty chemicals, cleaning agents, odor eliminators, repellents, treatments, purification and decontamination processes for the commercial laundry and cleaning industries. Our business is conducted through three segments: chemical & additive technology for cleaning and coatings of textiles; filtration & equipment that extends the life traditional cleaning chemicals through a recycling process; commercialization venture leveraging aerospace technology and distribution in order to move from laboratory to commercial products quickly, extending the company's knowledge to deliver solutions to protect people, property and the environment. We have our operations in New Jersey. We sell to over 100 distributors and 5,000 throughout North America. For the nine months ended December 31, 2004 sales of chemicals & additive products accounted for 80% and filtration & equipment, 20% of revenues, respectively.

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

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

Revenues for the nine months ended December 31, 2004 were $3,499,675 as compared to $3,429,173 for the nine months ended December 31, 2003. The increase in revenues was due to improved operations and distributor support of finished goods, additional marketing and sales activities has also expanded the company's end-user base. Cost of sales for the nine months ended December 31, 2004 were $1,698,154 as compared to $1,570,871 for the nine months ended December 31, 2003. This increase was due to additional selling of inventory to satisfy the company's revenue growth. Selling expenses for the nine months ended December 31, 2004 were $1,419,122 and compared to $1,248,131 for the nine months ended December 31, 2003. This increase in selling expenses was due to additional territories and revenue growth programs. General and administrative expenses were $1,358,402 for the nine months ended December 31, 2004 as compared to $742,088 for the nine months ended December 31, 2003. This increase was due to for professional fees related to the reverse acquisition. For the nine months ended December 31, 2004, we incurred a net operating loss of $976,003 compared to a net operating loss of $131,917 for the nine months ended December 31, 2003. The increase net loss resulted primarily incurring more expenses in order to prepare the company for growth through its current distribution channel and future acquisitions.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on its commercial activities for the ensuing year, as our products do not fall under categories that are traditionally affected.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Revenues for the three months ended December 31, 2004 were $1,138,631 as compared to $1,197,334 for the three months ended December 31, 2003. The decrease in revenues was due to the recent hiring and training of the sales force. The short term increase of the sales team's administrative efforts will increase revenue in the future. Cost of sales for the three months ended December 31, 2004 were $556,367 as compared to $551,281 for the three months ended December 31, 2003. This increase of less than 1% was due to an increase of the related chemicals. Selling expenses for the three months ended December 31, 2004 were $475,291 and compared to $415,612 for the three months ended December 31, 2003 increase in selling expense were due to additional territories and revenue growth programs. General and administrative expenses were $475,250 for the three months ended December 31, 2004 as compared to $241,140 for the three months ended December 31, 2003. This increase was due to professional fees related to the reverse acquisition. For the three months ended December 31, 2004, we incurred a net operating loss of $368,277 compared to a net operating loss of $10,699 for the three months ended December 31, 2003. The net loss resulted primarily from preparing the company for growth through its current distribution channel and future acquisitions.

LIQUIDITY AND CAPITAL RESERVES

The Company has been and is currently reliant upon outside sources to eliminate its working capital deficiency. As a result we are actively seeking additional capital resources through the sale of equity. In April, 2004 we borrowed $1,300,000 in the form of a convertible note (See Note 6 to the condensed consolidated financial statements). These funds were used to repay the Company's asset based lender with a balance of $680,915 substantially reducing the company's cost of money. The remaining funds have been used to expand the company's national sales force, launch new products and assist in operational cost. Management believes these fundamental investments will increase gross sales over the next twelve months, which we expect will enable the Company to become profitable in the coming year. The Company's is expected growth and positive cash flow is expected to sustain its cash requirements over the next twelve months. Historically, the Company's primary source of cash has been from operations and debt financing by related parties.

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

However, there can be no assurance that the Company will be successful in any of its plans. To the extent that the Company is unsuccessful in its plans to increase its cash position, the Company may find it necessary to curtail some of its operations and possible future acquisitions. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004.

Cash used in operating activities during the nine months ended December 31, 2004 amounted to $806,262 primarily the result of current losses.

Cash used in investing activities for the nine months ended December 31, 2004 was $140,127 primarily relating to loan acquisition fees and purchases of property and equipment.

Cash provided by financing activities for the nine months ended December 31, 2004 was $870,186 primarily from proceeds of convertible debt net of payoff of a credit line.

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

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and / Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

Item 3.     Defaults Upon Senior Securities.                     Not Applicable

Item 4.     Submission of Matters to a Vote of Security          None.

Item 5.     Other Information.                                   None

Item 6.     Exhibits and Reports of Form 8-K.                    None




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 21, 2005.


                             ANSCOTT INDUSTRIES, INC.


Date:  February 21, 2005     By: /s/  Jack Belluscio
                             -------------------------
                                      Jack Belluscio
                                      Chairman and President